Form 10-Q
period 2009-08-31
Profit Planners Management, Inc.
filed 2009-10-08
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-142076

PROFIT PLANNERS MANAGEMENT, INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	90-0450030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 West 40th Street, Suite 2503 New York, New York 10018

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (646) 416-6802

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 17, 2009 the issuer had 10,416,669 outstanding shares of Common Stock.

Profit Planners Management, Inc.

(A Development Stage Company)

Form 10-Q

For the Three Months Ended August 31, 2009

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of August 31, 2009 (Unaudited) and May 31, 2009 (Audited)	1
	Condensed Statements of Operations for the three months ended August 31, 2009 (Unaudited) and for the period from inception (January 29, 2009) to August 31, 2009 (Unaudited)	2
	Condensed Statement of Stockholders’ Equity for the period from inception (January 29, 2009) to May 31, 2009 (Audited) and the three months ended August 31, 2009 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended August 31, 2009 (Unaudited) and the period from January 29, 2009 (Inception) to August 31, 2009 (Unaudited)	4
	Notes to the Condensed Financials (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4T	Controls and Procedures	7

	PART II
Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	8

SIGNATURES		9

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

(A Development Stage Company)

 Condensed Balance Sheets

	August 31, 2009	May 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$ 21,893	$ 8,883
Accounts receivable - related parties	6,000	5,000

Total Current Assets	27,893	13,883

TOTAL ASSETS	$ 27,893	$ 13,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts and accrued expenses payable - related party	$ 9,000	$ 4,500

Total Current Liabilities	9,000	4,500

TOTAL LIABILITIES	9,000	4,500

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized;
10,416,669 and 10,000,000 shares issued and outstanding at
August 31, 2009 and May 31, 2009, respectively	10,416	10,000
Additional paid-in capital	12,084	-
Accumulated deficit during the development stage	(3,607)	(617)
TOTAL STOCKHOLDERS' EQUITY	18,893	9,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,893	$ 13,883

See accompanying notes to condensed financial statements

Profit Planners Management, Inc.
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

	Three Months Ended August 31, 2009	January 29, 2009 (Inception) - August 31, 2009

REVENUE - RELATED PARTIES	$6,000	$11,000

Operating expenses:
Consulting & professional expenses - related party	7,500	12,000
Other operating expenses	1,490	2,607
Total operating expenses	8,990	14,607

NET LOSS	$(2,990)	$(3,607)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)

Weighted-average number of shares of common stock issued and outstanding	10,108,696	7,149,533

See accompanying notes to condensed financial statements

Profit Planners Management, Inc.

(A Development Stage Company)

Condensed Statements of Changes in Stockholders’ Equity
For the Three Months Ended August 31, 2009 (Unaudited) and the period from inception (January 29, 2009) to May 31, 2009 (Unaudited)

	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	Deficit during the
	Shares to be issued	Par Value	Capital	development stage	Total

Balance January 29, 2009 (Inception)	-	$ -	$ -	$ -	$ -

Contributed capital	-	-	10,000	-	10,000
Issuance of common stock during March 2009	10,000,000	10,000	(10,000)	-	-
Net loss for the period ended May 31, 2009		-	-	(617)	(617)
Balance May 31, 2009	10,000,000	$ 10,000	$ -	$ (617)	$ 9,383

Common stock issued during August 2009 for cash raised in subscription agreements	416,669	416	12,084	-	12,500
Net loss for the three months ended August 31, 2009		-	-	(2,990)	(2,990)
Balance August 31, 2009	10,416,669	$ 10,416	$ 12,084	$ (3,607)	$ 18,893

See accompanying notes to condensed financial statements

Profit Planners Management, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended August 31, 2009	January 29, 2009 (Inception) - August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(2,990)	$(3,607)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,000)	(6,000)
Increase in accounts and accrued expenses payable - related party	4,500	9,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	510	(607)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common stock issued via private placement	12,500	12,500
Capital contribution received from - related party	-	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	22,500

NET INCREASE IN CASH	13,010	21,893
Cash, beginning of period	8,883	-
Cash, END OF PERIOD	$21,893	$21,893

See accompanying notes to condensed financial statements

Profit Planners Management, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

August 31, 2009

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed financial statements of Profit Planners Management, Inc. (the “Company”), a development stage company incorporated on January 29, 2009,  have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial statements should be read in conjunction with the Company’s Form S-1, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the period ended May 31, 2009.  The interim results for the three months ended August 31, 2009 are not necessarily indicative of the results for the full fiscal year.

We have evaluated subsequent events that have occurred since the end of the first quarter through October 8, 2009.

Note 2 Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $2,990 and net cash provided by operations of $510 for the three months ended August 31, 2009; and had working capital of $18,893 and an accumulated deficit of $3,607 at August 31, 2009.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

During February 2009, the Company raised gross proceeds of $10,000 through the raising of equity from related parties for the purpose of funding operating expenses.  In August 2009 the Company raised $12,500 from the sale of its common stock.

However, there can be no assurance that the raising of equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2009.

Note 4 Stockholders Equity

The Company was incorporated on January 29, 2009. The Company authorized 500,000,000 shares of common stock with a par value of $.001 and 50,000,000 shares of preferred stock with a par value of $.001. During February 2009, the Company issued 10,000,000 shares of common stock to its initial investors.

In August 2009 the Company issued 416,669 shares of its common stock for a total of $12,500.

Note 5 Income Taxes

The Company has not recorded any income tax benefit for the three months ended August 31, 2009.  At the present time, management cannot determine when the Company will be able to generate sufficient taxable income to realize the benefit; accordingly, a valuation allowance has been established to offset the asset.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

We are a Nevada Corporation founded in January 2009. We provide short-term (one to three month) engagements of an outside chief financial officer (“CFO”) to assist companies with certain transactions or restructurings. Such transactions include, but are not limited to, the sale of a business, business reorganizations, the transfer of a family business, estate planning and the tax implications of such transactions.  There are many similar situations where a small company, which normally would not have a CFO, would need one for a period of time to complete a business transaction. We intend, through the existing relationships of our CEO, to target companies that may need our services.

Critical Accounting Policies

The presentation of financial statements and disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the financial statements and accompanying notes.  “Management’s Discussion and Analysis” contained in the Company’s Form S-1 describes these critical accounting policies.

Results of operations

Three Months Ended August 31, 2009

For the three months ended August 31, 2009, we had related-party service income of $6,000.  Operating expenses for the three months ended August 31, 2009 were $8,990, mainly comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500, accounting fees of $3,000, filing fees related to the incorporation of the Company of $1,460 and office service expense of $30.

Period from January 29, 2009 (Inception) through August 31, 2009

For the period from January 29, 2009 (Inception) through August 31, 2009, we had related-party service income of $11,000. Operating expenses were $14,607, mainly comprised of related party consulting fees for Wesley Ramjeet, CEO, of $9,000, accounting fees of $3,000 filing fees related to the incorporation of the Company of $2,489, and office service expense of $118.

Liquidity and Capital Resources

As of August 31, 2009, we had cash of $21,893 as compared to cash of $8,883 as of May 31, 2009. Net cash provided by operating activities totaled $510 for the three months ended August 31, 2009. Net cash provided by financing activities totaled $12,500 for the three months ended August 31, 2009 which included $12,500 for cash received for common stock purchased via private placement.

Net cash used in operating activities totaled $607 for the period ended January 29, 2009 (Inception) to August 31, 2009. Net cash provided by financing activities totaled $22,500 for the period ended January 29, 2009 (Inception) to August 31, 2009 which included $12,500 for cash received for common stock issued via private placement and $10,000 for capital contribution received from a related party.

In order for us to execute our business plan we will need to raise at least $500,000 in debt or equity. The funds are needed for building out the management team, sales and marketing and working capital. There can be no assurance that we will be able to raise the funds needed to execute our business plan.

If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our m anagement to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended August 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

N/A

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 7, 2009, we sold a total of 416,669 shares of our common stock to four individuals pursuant to the terms of a private transaction, which closed on that date. The shares were sold at $.03 per share and the total proceeds to us from the offering was $12,500. The shares were paid for with cash. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
October 8, 2009	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director