Form 10-Q
period 2009-11-30
Profit Planners Management, Inc.
filed 2009-12-28
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of December 23, 2009 the issuer had 10,416,669 outstanding shares of Common Stock.

Profit Planners Management, Inc.
(A Development Stage Company)
Form 10-Q
For the Three Months Ended November 30, 2009

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements

	Balance Sheets as of November 30, 2009 (Unaudited) and May 31, 2009 (Audited)	1
	Statements of Operations for the three and six months ended November 30, 2009 (Unaudited) and for the period from inception (January 29, 2009) to November 30, 2009 (Unaudited)	2
	Statement of Stockholders’ Equity for the period from inception (January 29, 2009) to May 31, 2009 (Audited) and the six months ended November 30, 2009 (Unaudited)	3
	Statements of Cash Flows for the six months ended November 30, 2009 (Unaudited) and the period from January 29, 2009 (Inception) to November 30, 2009 (Unaudited)	4
	Notes to the Financials (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4T	Controls and Procedures	8

	PART II
Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 5.	Other Information	8
Item 6.	Exhibits	9

SIGNATURES		10

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
(A Development Stage Company)
 Balance Sheets

	November 30, 2009	May 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$19,119	$8,883
Accounts receivable - related parties	3,000	5,000

Total Current Assets	22,119	13,883

TOTAL ASSETS	$22,119	$13,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts and accrued expenses payable	$1,900	$-
Accounts and accrued expenses payable - related party	13,500	4,500

Total Current Liabilities	15,400	4,500

TOTAL LIABILITIES	15,400	4,500

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 10,416,669 and 10,000,000 shares issued and outstanding, respectively	10,416	10,000
Additional paid-in capital	12,084	-
Accumulated deficit during the development stage	(15,781)	(617)
TOTAL STOCKHOLDERS' EQUITY	6,719	9,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,119	$13,883

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009	January 29, 2009 (Inception) - November 30, 2009

REVENUE - RELATED PARTIES	$6,000	$12,000	$17,000

Operating expenses:
Consulting & professional expenses - related party	4,500	9,000	13,500
Consulting & professional expenses	8,230	11,230	11,230
Other operating expenses	5,444	6,934	8,051
Total operating expenses	18,174	27,164	32,781

NET LOSS	$(12,174)	$(15,164)	$(15,781)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock issued and outstanding	10,416,669	10,261,841	8,124,318

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Six Months Ended November 30, 2009 (Unaudited) and the period from inception (January 29, 2009) to May 31, 2009 (Audited)

	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	Deficit during the
	Shares issued	Par Value	Capital	development stage	Total

Balance January 29, 2009 (Inception)	-	$-	$-	$-	$-

Contributed capital	-	-	10,000	-	10,000
Issuance of common stock during March 2009	10,000,000	10,000	(10,000)	-	-
Net loss for the period ended May 31, 2009		-	-	(617)	(617)
Balance May 31, 2009	10,000,000	$10,000	$-	$(617)	$9,383

Common stock issued during August 2009 for cash raised in subscription agreements	416,669	416	12,084	-	12,500
Net loss for the six months ended November 30, 2009		-	-	(15,164)	(15,164)
Balance November 30, 2009	10,416,669	$10,416	$12,084	$(15,781)	$6,719

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30, 2009	January 29, 2009 (Inception) - November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(15,164)	$(15,781)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Change in accounts receivable	2,000	(3,000)
Increase in accounts and accrued expenses payable	1,900	1,900
Increase in accounts and accrued expenses payable - related party	9,000	13,500
NET CASH USED IN OPERATING ACTIVITIES	(2,264)	(3,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common stock purchased via private placement	12,500	12,500
Capital contribution received from - related party	-	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	22,500

NET INCREASE IN CASH	10,236	19,119
Cash, beginning of period	8,883	-
Cash, END OF PERIOD	$19,119	$19,119

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Notes to  Financial Statements
November 30, 2009
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements of Profit Planners Management, Inc. (the “Company”), a development stage company incorporated on January 29, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial statements should be read in conjunction with the Company’s Form S-1, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2009.  The interim results for the period ended November 30, 2009 are not necessarily indicative of the results for the full fiscal year.

The Company evaluated all events or transactions that occurred after second quarter up through December 28, 2009, the date the Company issued these financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $15,164 and net cash used in operations of $2,264 for the six months ended November 30, 2009; and had working capital of $6,719 and an accumulated deficit of $15,781 at November 30, 2009.

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

Note 3 Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2009.

Note 4 Stockholders Equity

The Company was incorporated on January 29, 2009. The Company authorized 500,000,000 shares of common stock with a par value of $.001 and 50,000,000 shares of preferred stock with a par value of $.001. During February 2009, the Company issued 10,000,000 shares of common stock to its initial investors.

In August 2009 the Company sold 416,669 shares of its common stock for a total of $12,500.

Note 5 Income Taxes

The Company has not recorded any income tax benefit for the three and six months ended November 30, 2009.  At the present time, management cannot determine when the Company will be able to generate sufficient taxable income to realize the benefit; accordingly, a valuation allowance has been established to offset the asset.

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

Overview

We are a Nevada Corporation founded in January 2009. We provide short-term (one to three month) engagements of an outside chief financial officer (“CFO”) to assist companies with certain transactions or restructurings. Such transactions include, but are not limited to, the sale of a business, business reorganizations, and the transfer of a family business, estate planning and the tax implications of such transactions.  There are many similar situations where a small company, which normally would not have a CFO, would need one for a period of time to complete a business transaction. We intend, through the existing relationships of our CEO, to target companies that may need our services.

Marketing

Our marketing efforts will be targeted to small to mid sized companies that are known to, located or identified by our CEO.  We will also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. Our focus will be on expanding our client base to include companies that are not affiliated with our CEO. We believe that this strategy will provide the best results given our limited marketing budget.

Our target will be on companies that have sales of less than $100 million and are based in North America. Our industry focus is media, technology, oil, gas, coal and renewable energy. Although we will focus on these industries we will look at opportunities in other industries if it makes economic sense.

We do not currently have a web-site, however, we have reserved the domain name www.profitplannersmgt.com and we intend to develop a web-site as part of our marketing strategy.

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended November 30, 2009. In addition, at November 30, 2009 the Company has an accumulated deficit of $15,781. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During February 2009, the Company raised gross proceeds of $10,000 through the raising of equity from persons including related parties for the purpose of funding operating expenses.

In August the Company raised $12,500 from the sale of its common stock.

However, there can be no assurance that the raising of future equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2009.

Results of operations

Three and Six Months Ended November 30, 2009

For the three and six months ended November 30, 2009, we had related-party service income of $6,000 and $12,000, respectively. There was no cost of goods related to this service income for the three and six months ended November 30, 2009. Expenses for the three and six months ended November 30, 2009 totaled $18,174 and $27,164, respectively resulting in a net loss of $12,174 and $15,164, respectively.

Operating expenses for the three and six months ended November 30, 2009 of $18,174 and $27,164, respectively, are comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500 and $9,000, DTC consulting fees of $5,500 and $5,500, accounting fees of $2,730 and $5,730, filing fees of $5,275 and $6,735 and office service expenses of $169 and $199, respectively.

Period from January 29, 2009 (Inception) through November 30, 2009

For the period from January 29, 2009 (Inception) through November 30, 2009, we had related-party service income of $17,000. There was no cost of goods related to this service income for the period ended November 30, 2009. Expenses for the period totaled $32,781 resulting in a net loss of $15,781.

Operating expenses were $32,781, mainly comprised of related party consulting fees for Wesley Ramjeet, CEO, of $13,500, DTC consulting fees of $5,500, accounting fees of $5,730 filing fees of $6,735, and office service expense of $1,316.

Liquidity and Capital Resources

As of November 30, 2009, we had cash of $19,119 as compared to cash of $8,883 as of May 31, 2009. Net cash used in operating activities totaled $2,264 for the six months ended November 30, 2009. Net cash provided by financing activities totaled $12,500 for the six months ended November 30, 2009 which included $12,500 for cash received for common stock purchased via private placement.

Net cash used in operating activities totaled $3,381 for the period ended January 29, 2009 (Inception) to November 30, 2009. Net cash provided by financing activities totaled $22,500 for the period ended January 29, 2009 (Inception) to November 30, 2009 which included $12,500 for cash received for common stock purchased via private placement and $10,000 for capital contribution received from a related party.

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

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended November 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
December 28, 2009	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director