Form 10-Q
period 2010-02-28
Profit Planners Management, Inc.
filed 2010-04-14
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 12, 2010, the issuer had 10,416,669 outstanding shares of Common Stock.

Profit Planners Management, Inc.
(A Development Stage Company)

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements

	Balance Sheets as of February 28, 2010 (Unaudited) and May 31, 2009 (Audited)	1
	Statements of Operations for the three and nine months ended February 28, 2010 (Unaudited) and for the period from inception (January 29, 2009) to February 28, 2010 (Unaudited)	2
	Statement of Stockholders’ Equity for the period from inception (January 29, 2009) to May 31, 2009 (Audited) and the nine months ended February 28, 2010 (Unaudited)	3
	Statements of Cash Flows for the nine months ended February 28, 2010 (Unaudited) and the period from January 29, 2009 (Inception) to February 28, 2010 (Unaudited)	4
	Notes to the Financials (Unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T	Controls and Procedures	9

	PART II
Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	11

SIGNATURES		12

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
(A Development Stage Company)
 Balance Sheets

	February 28, 2010	May 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$18,204	$8,883
Accounts receivable-related party	6,000	5,000

Total Current Assets	24,204	13,883

TOTAL ASSETS	$24,204	$13,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts and accrued expenses payable - related party	$18,000	$4,500

Total Current Liabilities	18,000	4,500

TOTAL LIABILITIES	18,000	4,500

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 10,416,669 and 10,000,000 shares issued and outstanding, respectively	10,416	10,000
Additional paid-in capital	12,084	-
Accumulated deficit during the development stage	(16,296)	(617)
TOTAL STOCKHOLDERS' EQUITY	6,204	9,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,204	$13,883

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010	January 29, 2009 (Inception) - February 28, 2010

REVENUE - RELATED PARTIES	$6,000	$18,000	$23,000

Operating expenses:
Consulting & professional expenses - related party	4,500	13,500	18,000
Consulting & professional expenses	2,015	13,245	13,245
Other operating expenses	-	6,934	8,051
Total operating expenses	6,515	33,679	39,296

NET LOSS	$(515)	$(15,679)	$(16,296)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock issued and outstanding	10,416,669	10,312,883	8,646,626

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period from Inception (January 29, 2009) to May 31, 2009 (Audited)
and For the Nine Months Ended February 28, 2010 (Unaudited)

	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	Deficit during the
	Shares issued	Par Value	Capital	development stage	Total

Balance January 29, 2009 (Inception)	-	$-	$-	$-	$-

Contributed capital	-	-	10,000	-	10,000
Common stock issued for formation of company	10,000,000	10,000	(10,000)	-	-
Net loss for the period ended May 31, 2009		-	-	(617)	(617)
Balance May 31, 2009	10,000,000	$10,000	$-	$(617)	$9,383

Common stock issued	416,669	416	12,084	-	12,500
Net loss for the nine months ended February 28, 2010		-	-	(15,679)	(15,679)
Balance February 28, 2010	10,416,669	$10,416	$12,084	$(16,296)	$6,204

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended February 28, 2010	January 29, 2009 (Inception) – February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(15,679)	$(16,296)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable-related party	(1,000)	(6,000)
Accounts and accrued expenses payable - related party	13,500	18,000
NET CASH USED IN OPERATING ACTIVITIES	(3,179)	(4,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common stock purchased via private placement	12,500	12,500
Capital contribution received from - related party	-	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	22,500

NET INCREASE IN CASH	9,321	18,204
Cash, beginning of period	8,883	-
Cash, END OF PERIOD	$18,204	$18,204

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Notes to  Financial Statements
February 28, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form S-1, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2009.  The interim results for the period ended February 28, 2010 are not necessarily indicative of the results for the full fiscal year.

Note 2 Going Concern

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $15,679 and net cash used in operations of $3,179 for the nine months ended February 28, 2010; and had working capital of $6,204 and an accumulated deficit of $16,296 at February 28, 2010.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

During February 2009, the Company raised gross proceeds of $10,000 through issuance of common stock to related parties for the purpose of funding operating expenses. In August 2009 the Company raised an additional $12,500 from the sale of its common stock.  However, there can be no assurance that the raising of equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 28, 2010.

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

Note 5 Income Taxes

The Company has not recorded any income tax benefit for the three and nine months ended February 28, 2010.  At the present time, management cannot determine when the Company will be able to generate sufficient taxable income to realize the benefit; accordingly, a valuation allowance has been established to offset the asset.

Note 6 Related Party Transactions

The Company’s related party revenues are derived from providing consulting services (primarily CFO services) to two related companies.  Consulting and professional services provided by the Company’s CEO are classified as related party expenses.

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

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended February 28, 2010. In addition, at February 28, 2010 the Company has an accumulated deficit of $16,296. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 28, 2010.

Results of operations

Three and Nine Months Ended February 28, 2010

For the three and nine months ended February 28, 2010, we had related-party service income of $6,000 and $18,000, respectively.  Expenses for the three and nine months ended February 28, 2010 totaled $6,515 and $33,679, respectively resulting in a net loss of $515 and $15,679, respectively.

Operating expenses for the three and nine months ended February 28, 2010 of $6,515 and $33,679, respectively, are comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500 and $13,500, DTC consulting fees of none and $5,500, accounting fees of $2,015 and $7,745, filing fees of none and $6,735 and office service expenses of none and $199, respectively.

Period from January 29, 2009 (Inception) through February 28, 2010

For the period from January 29, 2009 (Inception) through February 28, 2010, we had related-party service income of $23,000. There was no cost of goods related to this service income for the period ended February 28, 2010. Expenses for the period totaled $39,296 resulting in a net loss of $16,296.

Operating expenses were $39,296, mainly comprised of related party consulting fees for Wesley Ramjeet, CEO, of $18,000, DTC consulting fees of $5,500, accounting fees of $7,745, filing fees of $6,735, and office service expense of $1,316.

Liquidity and Capital Resources

As of February 28, 2010, we had cash of $18,204 as compared to cash of $8,883 as of May 31, 2009. Net cash used in operating activities totaled $3,179 for the nine months ended February 28, 2010. Net cash provided by financing activities totaled $12,500 for the nine months ended February 28, 2010 which included $12,500 for cash received for common stock purchased via private placement.

Net cash used in operating activities totaled $4,296 for the period ended January 29, 2009 (Inception) to February 28, 2010. Net cash provided by financing activities totaled $22,500 for the period ended January 29, 2009 (Inception) to February 28, 2010 which included $12,500 for cash received for common stock purchased via private placement and $10,000 for capital contribution received from a related party.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended February 28, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
April 14, 2010	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director