Form 10-K
period 2010-05-31
Profit Planners Management, Inc.
filed 2010-08-11
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to ______________.

COMMISSION FILE NUMBER:  333-142076

PROFIT PLANNERS MANAGEMENT, INC.
(Exact Name of Small Business Issuer in its Charter)

Nevada (State of Incorporation)	90-0450030 (IRS Employer ID No.)

110 West 40th Street, Suite 2503
New York, NY 10018
(Address of principal executive offices)

646-416-6802
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	None

Securities Registered Pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes                                           ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes                                           ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes                                           ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                           No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed fiscal quarter, was $312,500.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common Stock, $.001 par value per share	10,416,669 shares

TABLE OF CONTENTS

Forward Looking Statements

All statements, other than statements of historical fact included in this Annual Report on Form 10-K (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "could", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Unless the context otherwise requires, references in this Annual Report to "registrant", "issuer", "we", "us", "our", "the Company" or "ours" refer to Profit Planners Management, Inc.

PART I

Item 1.      BUSINESS

Our Background

Profit Planners Management, Inc. was incorporated pursuant to the laws of the State of Nevada on January 29, 2009.

Our Business

We are a development stage company with a very limited operating history. We provide short-term engagements of an outside chief financial officer (“CFO”) to help companies complete certain transactions or restructurings. Such transactions include, but are not limited to, the sale of a business, business reorganizations, the transfer of a family business, estate planning and the tax implications of such transactions. There are many similar situations where a small to mid-sized company, which normally would not have a CFO, would need one for a period of time to complete a business transaction. Additionally, we provide monthly accounting services to businesses that do not have an accounting department. Generally the contracts for our engagement to provide monthly accounting services and would be renewable with the mutual consent of the parties to the agreement.

We target our marketing to small to mid-sized companies whose revenues and general business operations do not support, or require, the employment of a full time chief financial officer. When a company of this size is presented with a more complex business transaction, such as a business reorganization, it may not have an employee with the expertise to complete that transaction. We offer such companies a short-term, lower cost alternative to hiring a full-time CFO, whose services may only be needed for the time it takes to complete a specific complex transaction. We believe there are many similar situations where a small to mid-sized company, which normally would not have a CFO, would need one for a period of time to complete a business transaction, and we seek to fill this need by providing such companies with a short-term, contracted CFO consultant.

We contract out our CFO consultants to clients on a monthly basis with our fees being paid either on a “per hour” basis or on a monthly retainer basis. The fees we charge each client will depend on the complexity of the services being provided and the length of the term of engagement and are negotiated with each client on an individual basis.  We do not currently have a set fee structure for our services.

On March 1, 2009, we entered into an agreement to provide CFO and accounting services to 3A Media, Inc., a private New Jersey corporation (“3A Media”). Under the terms of this agreement, we will provide general CFO and accounting services to 3A Media for a fee of $1,000 per month. The term of this agreement expires on August 31, 2010, at which time 3A Media has the option to renew the contract for successive one-year terms.  We expect the contract to be renewed again upon the expiration of that term. Currently the services that we are providing to 3A Media are mainly for monthly accounting services.

On April 1, 2009, we entered into an agreement to provide CFO and accounting services to Micro-Cap Review, Inc., a private Nevada corporation (“Micro-Cap”). Under the terms of this agreement, we will provide general CFO and accounting services to Micro-Cap for a fee of $1,000 per month. The term of this agreement expires on September 30, 2010, at which time Micro-Cap has the option to renew the contract for successive one-year terms.  We expect the contract to be renewed again upon the expiration of that term. Currently the services that we are providing Micro-Cap are mainly for monthly accounting services.

Our contracts with 3A Media and Micro-Cap represent 100% of our current revenue from operations. Both 3A Media and Micro-Cap are materially owned or controlled by our CEO and director, Wesley Ramjeet.

We plan to expand our client base over the next twelve (12) months to include relationships with independent clients through the marketing of our services by Mr. Ramjeet to such independent entities. We also intend to explore potential acquisitions of small accounting, or other consulting firms, to acquire their customer lists in order to expand our client base. There can be no guarantee however, that any additional clients will be identified, that they will enter into contracts for our services or that any acquisitions will take place.

Marketing

Our marketing efforts are targeted to small to mid sized companies that are known to, located or identified by our CEO . We also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. Our focus is on expanding our client base to include companies that are not affiliated with our CEO. We also intend to explore potential acquisitions of small accounting, or other consulting firms, to acquire their customer lists in order to expand our client base.  We believe that these strategies will provide the best results given our limited marketing budget.

Our target will be on companies that have sales of less than $100 million and are based in North America. Our industry focus is media, technology, oil, gas, coal and renewable energy. Although we focus on these industries we will look at opportunities in other industries if it makes economic sense.

We do not currently have a web-site, however, we have reserved the domain name www.profitplannersmgt.com and we intend to develop a web-site as part of our marketing strategy.

Competition

The CFO service industry is highly competitive. There are many firms that provide services similar to ours in our market. Among the leaders are Tatum, LLC and The CFO Connection.

In addition, many of the mid-tiered public accounting firms typically provide such services. Among such firms are CBIZ, Inc. and J H Cohn, Inc.

Many of our competitors have longer operating histories, greater brand recognition, broader service lines and greater financial resources and advertising budgets than we do. Therefore, we anticipate substantial competition from other firms in our industry.

Employees

As of August 10, 2010, we had no employees other than our two (2) officers and directors, Mr. Wesley Ramjeet and Mr. Bradley Steere. We anticipate that we will not hire any employees in the next twelve months unless we generate significant additional revenues from operations or raise sufficient funds from financing activities. Our CEO is a CPA and is available to be contracted out to clients who need our services. For potential clients with larger projects, we have access to independent professionals who are available to provide services to such clients of the company on a sub-contracting basis. Our sources for such independent professionals are the contacts of our CEO and the availability of persons through the Linked-In service. Should such sub-contractors be needed, we will enter into an agreement with such person and then contract out the professional to our client for the term of the engagement. Eventually, we plan to employ sufficient personnel that such sub-contracting relationships will not be necessary. We believe our future success depends in large part upon the continued service of our CEO, Wesley Ramjeet.

General

As stated above, we are a development stage company and to date we have received minimal revenues from our operations.  Our independent auditors have raised substantial doubts as to our ability to continue as a going concern without significant additional financing.  Our management estimates that we will need to raise a minimum of $500,000 over the next twelve (12) months to execute our business strategy, including the implementation of our marketing strategy, which is currently under development. We estimate that it will take a minimum of twelve (12) months to execute our marketing strategy.

Item 1A.          RISK FACTORS

You should carefully consider each of the risks described below, together with all of the other information contained or incorporated by reference in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading prices of our common stock could decline.

Risks Relating to the Company.

We Have A Limited Operating History That You Can Use To Evaluate Us, And The Likelihood Of Our Success Must Be Considered In Light Of The Problems, Expenses, Difficulties, Complications And Delays Frequently Encountered By A Small Developing Company. There Is No Assurance Our Future Operations Will Result In Profitable Revenues. If We Cannot Generate Sufficient Revenues To Operate Profitably, We Will Cease Operations.

We were incorporated in Nevada in January 2009. We have no significant financial resources and only a small amount of revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities. Our net loss from inception through May 31, 2010 is $17,556.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to identify and pursue mediums through which we will be able to market our services;

•	our ability to attract and retain customers;

•	our ability to generate revenues through sales of services; and

•	our ability to manage growth by managing administrative overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and generating limited revenues. We cannot guarantee that we will be successful in generating revenues in the future. Our failure to generate revenues in a timely manner would have a material adverse effect on our business, operating results and financial condition.

We Will Require Financing To Achieve Our Current Business Strategy And Our Inability To Obtain Such Financing Could Prohibit Us From Executing Our Business Plan And Cause Us To Slow Down Our Expansion or Cease Our Operations.

We will need to raise a minimum of $500,000 over the next twelve months through public or private debt or sale of equity to execute our business and marketing plan and to get our operations to profitability. Such financing may not be available as needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain this financing on reasonable terms, we would be unable to hire the additional employees needed to execute our business plan and we would be forced to delay or scale back our plans for expansion. This would delay our ability to get our operations to profitability and could force us to cease operations. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, financial condition and results of operation.

Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to execute any future plans for growth. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if or when it is needed on terms we deem acceptable.

There Is Substantial Uncertainty That We Will Be Able to Continue Operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations within the next twelve months.

We Face Intense Competition And Our Inability To Successfully Compete With Our Competitors Will Have A Material Adverse Effect On Our Results Of Operation.

The CFO service industry is highly competitive. Many of our competitors have longer operating histories, greater brand recognition, broader service lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar services or alternatives to our services. We intend to rely solely on concepts developed by Wesley Ramjeet, our CEO and a director. There can be no assurance that we will procure a market that will be available to support the services we will offer or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

If We Do Not Attract Customers On Cost-Effective Terms, We Will Not Make A Profit, Which Ultimately Will Result In A Cessation Of Operations.

Our success depends on our ability to attract customers on cost-effective terms. If we are unsuccessful at attracting a sufficient number of clients, our ability to get repeat customers and our financial condition will be harmed.

From Inception, We Have Had Only Two Customers Who Have Accounted For 100% Of Our Total Revenues.

We currently have only two customers, Micro-Cap Review, Inc. and 3A Media, Inc., who account for 100% of our total revenues.  These customers are also related parties because they are substantially owned by Mr. Wesley Ramjeet, our CEO, director and controlling shareholder   While we believe our relationships with Micro-Cap Review, Inc. and 3A Media, Inc. are stable, a significant decrease or interruption in business from these significant customers could have a material adverse effect on our business, financial condition and results of operations. We plan to expand our customer base in the upcoming year to mitigate this risk.

If We Do Not Make A Profit, We May Have To Suspend Or Cease Operations.

Because we are small and do not have much capital, we must limit our marketing to the existing business relationships of our CEO, Wesley Ramjeet. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease our operations.

Because Our CEO Will Not Be Devoting His Full Time To Our Operations, Our Operations May Be Sporadic. This Could Prevent Us From Attracting Customers And Result In A Reduction Of Revenues That May Cause Us To Suspend Or Cease Operations.

Our CEO, Wesley Ramjeet, will not be devoting his full time to our operations. Mr. Ramjeet estimates that he will be committing approximately ten (10) hours per week to our operations and expansion over the next twelve (12) months. As a result, our operations may be sporadic, which could prevent us from attracting some customers. Such loss of customers may result in a reduction of revenues and make our operations unprofitable. This could ultimately lead to the cessation of our operations.

We Are Dependent On Our CEO, Wesley Ramjeet, To Guide Our Initial Operations and Implement Our Plan Of Operations. If We Lose His Services We Will Have To Cease Operations.

Our success will depend on the ability and resources of Mr. Ramjeet. If we lose the services of Mr. Ramjeet, we will cease operations. Presently, Mr. Ramjeet is committed to providing approximately ten (10) hours per week to our operations and expansion. However, Mr. Ramjeet does engage in other business activities. We currently have a consulting agreement but no employment agreement with Mr. Ramjeet.

Potential Conflicts of Interest for Wesley Ramjeet, Our CEO and Director

Our CEO and director, Wesley Ramjeet, owns and operates a privately held consulting firm called Profit Planners, Inc. Profit Planners, Inc. markets itself to publicly-held corporations and provides such services as the preparation of financial statements for inclusion in SEC periodic reports, as well as advising on the suitability from an accounting standpoint of potential acquisition targets for public companies. In many cases the clients of Profit Planners, Inc. have Chief Financial Officers in place. Mr. Ramjeet is also the owner of 33% of CPA Tax Strategies, Inc., a privately held consulting firm that provides tax return preparation and tax advice services to businesses. As a result of his ownership of the above identified entities, Mr. Ramjeet may periodically have a conflict of interest with respect to our prospective clients and presenting the corporate opportunity to us rather than another entity that he wholly or partially owns.

We do however believe that there are enough differences in the services offered by us, the type of clients that we will be marketing ourselves to, and the terms of our engagement that the potential conflicts of interest identified above will be minimized. While Profit Planners, Inc. generally markets itself only to publicly-held companies, and CPA Tax Strategies, Inc. does not generally provide advice on the tax ramifications of potential corporate transactions, it is possible that the business areas of these companies will overlap with ours and that they could be competitors for our business. This overlap could result in a reduction in our business and reduce our revenue and negatively effect our results of operations.

Risks Relating To Our Common Stock

There is not now, and there may not ever be, an active market for our shares of common stock.

There can be no assurance that an active market for our common stock will develop. If an active public market for our common stock does not develop, shareholders may not be able to re-sell the shares of our common stock that they own and may lose all of their investment.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Should an active public market develop and our stockholders sell substantial amounts of our common stock in the public market, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Additional stock offerings may dilute current stockholders.

Given our plans and our expectation that we may need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of our current stockholders.

Our Common Stock will be subject to the "Penny Stock" rules of the SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

FINRA Sales Practice Requirements May Limit A Stockholder's Ability To Buy And Sell Our Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Item 2.      PROPERTIES

Our executive, administrative and operating offices are located at 110 West 40th Street, Suite 2503, New York, N.Y. 10018. This is also the office of other companies owned and controlled by our CEO and director, Wesley Ramjeet. Mr. Ramjeet makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

Item 3.      LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us in the United States or elsewhere.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the “OTCBB”, under the symbol “PPMT”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period for the full extent of the time that a public market has existed for our common stock, as reported by the National Quotation Bureau. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1).

Fiscal year ended May 31, 2010	High	Low
Quarter ended
August 31, 2009	$0.00	$0.00
November 30, 2009	$0.00	$0.00
February 28, 2010	$0.00	$0.00
May 31, 2010	$0.03	$0.03

On August 10, 2010, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.03 per share.

Holders of Our Common Stock

As of the date of this filing, we had seventeen (17) shareholders of our common stock.

As of August 10, 2010, the shareholders list from our transfer agent shows that there were 10,416,669 shares of common stock outstanding. Of those shares, 7,800,000 shares, or 74.88% percent of our outstanding common stock, were owned by our officers and directors.

Stock Option Grants

As of August 10, 2010, we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of August 10, 2010, we had 10,416,669 shares of common stock issued and outstanding.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our board of directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

All shares of common stock now outstanding are fully paid for and non-assessable.  We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.  All material terms of our common stock have been addressed in this section.

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

As of August 10, 2010, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

Dividends

We have not paid any cash dividends to shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

There are no outstanding warrants to purchase our securities.

Options

There are no options to purchase our securities outstanding.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are currently covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.  Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question. Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.  Rule 15g-5 requires that a broker dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Our common stock may remain subject to the foregoing rules for the foreseeable future. The application of the penny stock rules may affect our stockholder’s ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

Item 6.      SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included in this filing. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this filing.

Plan of Operation

We are a Nevada Corporation founded in January 2009. We provide short-term engagements of an outside chief financial officer (“CFO”) to assist companies with certain transactions or restructurings. Such transactions include, but are not limited to, the sale of a business, business reorganizations, the transfer of a family business, estate planning and the tax implications of such transactions.  There are many similar situations where a small company, which normally would not have a CFO, would need one for a period of time to complete a business transaction. We intend, through the existing relationships of our CEO, to target companies that may need our services.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended May 31, 2010. In addition, at May 31, 2010 the Company has an accumulated deficit of $17,556. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2011, the Company intends to raise financing for the purpose of funding operating expenses.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts receivable

Accounts receivable represents CFO and accounting services obligations from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2010, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Results of Operations

Year Ended May 31, 2010

For the year ended May 31, 2010, we had related-party service income of $24,000.  Expenses for the year ended May 31, 2010 totaled $40,939 resulting in a net loss of $16,939.

Operating expenses for the year ended May 31, 2010 of $40,939 are comprised of related party consulting fees for Wesley Ramjeet, CEO, of $18,000, DTC consulting fees of $5,500, accounting fees of $9,760, filing fees of $7,099 and office service expenses of $580, respectively.

Period from January 29, 2009 (Inception) through May 31, 2009

For the period from January 29, 2009 (Inception) through May 31, 2009, we had related-party service income of $5,000.  Expenses for the year ended May 31, 2010 totaled $5,617 resulting in a net loss of $617.

Operating expenses for the period from January 29, 2009 (Inception) through May 31, 2009 of $5,617 are comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500 and office service expenses of $1,117, respectively.

Period from January 29, 2009 (Inception) through May 31, 2010

For the period from January 29, 2009 (Inception) through May 31, 2010, we had related-party service income of $29,000.  Expenses for the year ended May 31, 2010 totaled $46,556 resulting in a net loss of $17,556.

Operating expenses for the period from January 29, 2009 (Inception) through May 31, 2010 of $46,556 are comprised of related party consulting fees for Wesley Ramjeet, CEO, of $22,500, DTC consulting fees of $5,500, accounting fees of $9,760, filing fees of $7,099 and office service expenses of $1,697, respectively.

Capital Resources and Liquidity

As of May 31, 2010, we had cash of $18,204 as compared to cash of $8,883 as of May 31, 2009. Net cash used in operating activities totaled $3,179 for the year ended May 31, 2010. Net cash provided by financing activities totaled $12,500 for the year ended May 31, 2010 which included $12,500 for cash received for common stock purchased through private placement.

Net cash used in operating activities totaled $1,117 for the period ended January 29, 2009 (Inception) to May 31, 2009. Net cash provided by financing activities totaled $10,000 for the period ended January 29, 2009 (Inception) to May 31, 2009 which included $10,000 for capital contribution received from a related party.

Net cash used in operating activities totaled $4,296 for the period ended January 29, 2009 (Inception) to May 31, 2010. Net cash provided by financing activities totaled $22,500 for the period ended January 29, 2009 (Inception) to May 31, 2010 which included $12,500 for cash received for common stock purchased through private placement and $10,000 for capital contribution received from a related party.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the Reports of Independent Registered Public Accounting Firm thereon of Coulter & Justus, P.C., appear herein. See Index to Financial Statements, appearing on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants by the Company during the fiscal year ended May 31, 2010.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), Wesley Ramjeet, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and PFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and PFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and PFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010. Based on this evaluation and those criteria, our management, with the participation of our CEO and PFO, concluded that, as of May 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of May 31, 2010:

Name	Age	Position
Wesley Ramjeet	44	Chief Executive Officer and Director
Bradley L. Steere II	48	Secretary and Director

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Wesley Ramjeet – Chief Executive Officer and Director

Mr. Ramjeet, 44, has been our Chief Executive Officer and a member of our board of directors since the formation of the company in January 2009. Mr. Ramjeet has been the Managing Partner of Profit Planners, Inc., a private New Jersey consulting company since 2003. Profit Planners, Inc. provides professional consulting services to publicly traded and privately held companies. Mr. Ramjeet is also the Chairman of Micro-Cap Review, Inc., a financial publisher that covers the micro cap market place. Prior to founding Profit Planners, Inc., Mr. Ramjeet was the interim Chief Financial Officer of Youth Stream Media, Inc., a NASDAQ traded public company. Mr. Ramjeet began his professional career in the Entrepreneurial Services Group at Ernst and Young, LLP. During his nine years at Ernst and Young, Mr. Ramjeet served both private and publicly traded companies in various industries. Mr. Ramjeet received his Bachelors degree in Accounting from St. John's University and is a CPA.

Bradley L. Steere II, Esq. - Secretary and Director

Mr. Steere, 48, has been our Secretary and a member of our board of directors since the formation of the company in January 2009. Mr. Steere is a lawyer admitted to practice in the states of New York and Rhode Island who specializes in the practice areas of securities, corporate and commercial law. Mr. Steere was admitted to practice law in the states of New York and Rhode Island in 1990. From 1990 to 1994, Mr. Steere was an attorney in the Enforcement Division of the Northeast Regional Office of the United States Securities and Exchange Commission. From 1994 to the present, Mr. Steere has been in private practice in New York, New York during which time he has been an Associate with the law firm Kane Kessler PC, a partner in the firm of Steere & May, and, since 2000, a sole practitioner. Mr. Steere received his BA degree from Boston University in 1984 and his JD degree from the Hofstra University School of Law in 1990.

Other than as described above, none of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "SEC") or the Commodity Future commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any of our directors and executive officers.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of Directors is not permitted by our Articles of Incorporation. Our Board of Directors is elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders or until the director’s successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by a vote of the Board of Directors, by the stockholders at the next annual stockholders’ meeting or by the stockholders at a special meeting of stockholders called for that purpose.

Director Compensation

Our directors currently do not receive any compensation for their roles as members of our Board of Directors and no director receives a salary as a director.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the period ended May 31, 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Wesley Ramjeet, CEO (1)	2009	4,500	0	0	0	0	0	0	4,500
	2010	18,000	0	0	0	0	0	0	18,000
Bradley Steere, Secretary	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)  On March 1, 2009, we entered into a consulting agreement with Mr. Wesley Ramjeet. Mr. Ramjeet serves as our Chief Executive Officer and is a member of our board of directors. Mr. Ramjeet agreement requires us to pay him a consulting fee of $1,500 per month.

Option Grants Table There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through August 10, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options outstanding or exercised during the year ended May 31, 2010 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table  There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Contracts

On March 1, 2009, we entered into a consulting agreement with Mr. Wesley Ramjeet. Mr. Ramjeet serves as our Chief Executive Officer and is a member of our board of directors. Mr. Ramjeet receives a consulting fee of $1,500 per month under the Consulting Agreement. The Consulting Agreement does not require Mr. Ramjeet to commit his full time to the company. The Consulting Agreement is not for a specified term and will continue indefinitely with the mutual consent of the parties thereto.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 10, 2010, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

Beneficial ownership is determined under the rules of the SEC. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within sixty (60) days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned (1)
Name	Number of Shares		Percent of Class

Wesley Ramjeet	6,600,000	(2)	63.36%
Bradley L. Steere II	1,200,000	(3)	11.52%

All directors and executive officers	7,800,000		74.88%

(1)            As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty (60) days.
(2)           Mr. Ramjeet personally owns 6,600,000 shares of our common stock.
(3)           Mr. Steere personally owns 1,200,000 shares of our common stock.

The percentages in the above table are computed based upon a total of 10,416,669 shares or common stock being outstanding on August 10, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 1, 2009, we entered into an agreement to provide CFO and accounting services to 3A Media, Inc., a private New Jersey corporation (“3A Media”). Under the terms of this agreement, we will provide general CFO and accounting services to 3A Media for a fee of $1,000 per month. The term of this agreement expires on August 31, 2010, at which time 3A Media has the option to renew the contract for successive one-year terms.

On April 1, 2009, we entered into an agreement to provide CFO and accounting services to Micro-Cap Review, Inc., a private Nevada corporation (“Micro-Cap”). Under the terms of this agreement, we will provide general CFO and accounting services to Micro-Cap for a fee of $1,000 per month. The term of this agreement expires on September 30, 2010, at which time Micro-Cap has the option to renew the contract for successive one-year terms.

On March 1, 2009, we entered into a consulting agreement with Wesley Ramjeet to act as our CEO and director. Our contracts with 3A Media and Micro-Cap represent 100% of our current revenue from operations. Both 3A Media and Micro-Cap are materially owned or controlled by our CEO and director, Wesley Ramjeet.

Our executive, administrative and operating offices are located at 110 West 40th Street, Suite 2503, New York, N.Y. 10018. This is also the office of other companies owned and controlled by our CEO and director, Wesley Ramjeet. Mr. Ramjeet makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Coulter & Justus, P.C., were as follows:

			Period ended
			January 29, 2009
		Year ended	(Inception) to
		May 31,	May 31,
		2010	2009

1.	Audit fees	$9,760	$-

1.
Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Coulter & Justus, P.C., in connection with statutory and regulatory filings or engagements.

The Company has not designated a formal audit committee.  However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of Coulter & Justus, P.C., the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by applicable accounting standards.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the appropriate Statement(s) on Auditing Standards.

The Board reviewed the audited financial statements of the Company as of and for the year ended May 31, 2010 and the period January 29, 2009 (Inception) through May 31, 2009 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended May 31, 2010 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)              Financial Statements

(b)              Exhibits

Profit Planners Management, Inc.
(A Development Stage Company)
FORM 10-K
YEAR ENDED MAY 31, 2010

TABLE OF CONTENTS

Page
PART I
Item 1.	Financial Statements

	Balance Sheets as of May 31, 2010 and May 31, 2009	F-3
	Statements of Operations for the Year ended May 31, 2010, the Period from January 29, 2009 (Inception) through May 31, 2009 and the Period from January 29, 2009 (Inception) through May 31, 2010	F-4
	Statement of Stockholders’ Equity (Deficit) for the period from January 29, 2009 (Inception) through May 31, 2010	F-5
	Statements of Cash Flows for the Year ended May 31, 2010, the Period from January 29, 2009 (Inception) through May 31, 2009 and the Period from January 29, 2009 (Inception) through May 31, 2010	F-6

	Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Profit Planners Management, Inc.

We have audited the accompanying balance sheets of Profit Planners Management, Inc. (the “Company”) (a development stage company), as of May 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended May 31, 2010, period January 29, 2009 (Date of Inception) to May 31, 2009 and period January 29, 2009 (Date of Inception) to May 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Profit Planners Management, Inc. as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended May 31, 2010, period January 29, 2009 (Date of Inception) to May 31, 2009 and period January 29, 2009 (Date of Inception) to May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coulter & Justus P.C.
Knoxville, Tennessee
August 10, 2010

Profit Planners Management, Inc.
(A Development Stage Company)
 Balance Sheets

	May 31, 2010	May 31, 2009
Assets
Current Assets:
Cash	$18,204	$8,883
Accounts receivable-related party	12,000	5,000

Total Assets	$30,204	$13,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts and accrued expenses payable	$2,760	$-
Accounts and accrued expenses payable - related party	22,500	4,500

Total Liabilities	25,260	4,500

Stockholders' Equity
Preferred stock - $.001 par value; 50,000,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized;
10,416,669 and 10,000,000 shares issued and outstanding, respectively	10,416	10,000
Additional paid-in capital	12,084	-
Accumulated deficit during the development stage	(17,556)	(617)
Total Stockholders' Equity	4,944	9,383
Total Liabilities And Stockholders' Equity	$30,204	$13,883

See accompanying notes to the financial statements.

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended May 31, 2010	January 29, 2009 (Inception) - May 31, 2009	January 29, 2009 (Inception) - May 31, 2010

Revenue - Related Parties	$24,000	$5,000	$29,000

Operating expenses:
Consulting & professional expenses - related party	18,000	4,500	22,500
Consulting & professional expenses	15,260	-	15,260
Other operating expenses	7,679	1,117	8,796
Total operating expenses	40,939	5,617	46,556

Net Loss	$(16,939)	$(617)	$(17,556)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding	10,339,043	4,918,033	8,981,008

See accompanying notes to the financial statements.

Profit Planners Management, Inc.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

			Additional	Accumulated
	Common	Common	Paid-in	Deficit during the
	Shares Outstanding	Stock	Capital	development stage	Total

Balance January 29, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	10,000,000	10,000	-	-	10,000
Net loss for the period ended May 31, 2009		-	-	(617)	(617)
Balance May 31, 2009	10,000,000	10,000	-	(617)	9,383

Issuance of common stock	416,669	416	12,084	-	12,500
Net loss for the year ended May 31, 2010		-	-	(16,939)	(16,939)
Balance May 31, 2010	10,416,669	$10,416	$12,084	$(17,556)	$4,944

See accompanying notes to the financial statements.

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended May 31, 2010	January 29, 2009 (Inception) - May 31, 2009	January 29, 2009 (Inception) - May 31, 2010

Cash Flows From Operating Activities
Net loss	$(16,939)	$(617)	$(17,556)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable-related party	(7,000)	(5,000)	(12,000)
Accounts and accrued expenses payable	2,760	-	2,760
Accounts and accrued expenses payable - related party	18,000	4,500	22,500
Net Cash Used in Operating Activities	(3,179)	(1,117)	(4,296)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

Cash Flows From Financing Activities
Issuance of common stock	12,500	-	12,500
Issuance of common stock - related party	-	10,000	10,000
Net Cash Provided by Financing Activities	12,500	10,000	22,500

Net Increase in Cash	9,321	8,883	18,204
Cash, beginning of period	8,883	-	-
Cash, end of period	$18,204	$8,883	$18,204

See accompanying notes to the financial statements.

Profit Planners Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – ORGANIZATION

Profit Planners Management, Inc. (the “Company”), a development stage company, was incorporated on January 29, 2009 under the laws of the State of Nevada.  The Company derives revenue from management, financial and accounting advisory services mainly through consulting agreements.

NOTE 2 – SUMMARY OF SINGIFICANT ACCOUNTING POLICIES

Accounts receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2010 and May 31, 2009, no allowance for doubtful accounts was required.  The Company does not require collateral to support customer receivables.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SINGIFICANT ACCOUNTING POLICIES CONTINUED

Income taxes

The amount provided for income taxes is based upon the amounts of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events recognized in the financial statements as measured by the provisions of enacted tax laws.

The Company evaluates its uncertain tax positions and a loss would be recognized when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount that would be recognized is subject to estimate and management’s assessment of relevant risks, facts and circumstances for each uncertain tax position. To the extent the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports any tax-related interest and penalties as a component of income tax expense.  The Company is subject to federal and state income taxes in which the Company operates. Tax years subject to examination by federal and state jurisdictions include 2009 and after.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for our current assets and current liabilities  approximate fair value based on the short-term contractual or maturity of these instruments.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2010 or May 31, 2009.

NOTE 3 – GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has a net loss of $16,939 and net cash used in operations of $3,179 for the year ended May 31, 2010; and had working capital of $4,944 and an accumulated deficit of $17,556 at May 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.  In addition, management intends to obtain capital in the near future through additional private placement offerings.

During February 2009, the Company raised $10,000 through issuance of common stock to related parties for the purpose of funding operating expenses. In August 2009 the Company raised an additional $12,500 from the sale of its common stock.  However, there can be no assurance that the raising of equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

All Company’s revenues and related accounts receivable are derived from providing consulting services (primarily CFO services) to two companies substantially owned by our CEO.  Consulting and professional services provided to these related companies by our CEO are classified as related party expenses.

NOTE 5 – INCOME TAXES

The Company has Federal net operating loss carryovers available to offset future taxable income as follows:

Year Generated	Year of Expiration	Amount

2009	2029	$617
2010	2030	16,939
		$17,556

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of May 31:

	2010	2009
Deferred tax asset – net operating loss carryovers	$2,633	$93
Valuation allowance	(2,633)	(93)
Net deferred tax asset	$-	$-

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the asset.  The net change in valuation allowance was an increase of $2,540 and $93 in 2010 and 2009, respectively.

The reconciliation of income tax benefit attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows:

	Year Ended May 31, 2010	January 29, 2009 to May 31, 2009
Income tax at U.S. statutory rate of 15%	$(2,540)	$(93)
Increase in valuation allowance	2,540	93
Income tax benefit	$-	$-

(b)              Exhibits

Ex. No.	Document Description
3.1 #
Articles of Incorporation of Profit Planners Management, Inc.  Incorporated by reference to Exhibit 3.1 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.

3.2 #	Bylaws of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.2 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
10.1 #@
Consulting Agreement between Profit Planners Management, Inc. and Mr. Wesley Ramjeet dated March 1, 2009.  Incorporated by reference to Exhibit 10.1 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.

10.2 #
Consulting Services Agreement between Profit Planners Management, Inc. and 3A Media, Inc. dated March 1, 2009.  Incorporated by reference to Exhibit 10.2 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.

10.3 #
Consulting Services Agreement between Profit Planners Management, Inc. and Micro-Cap Review, Inc. dated April 1, 2009.  Incorporated by reference to Exhibit 10.3 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.

14.1* 31.1*	Code of Ethics Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 10, 2010 by the undersigned, thereunto authorized.

PROFIT PLANNERS MANAGEMENT, INC.

By:	/s/ Wesley Ramjeet
Wesley Ramjeet, Chief Executive Officer and Director

By:	/s/ Wesley Ramjeet
Wesley Ramjeet, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE

/s/ Wesley Ramjeet	Chief Executive Officer	August 11, 2010
Wesley Ramjeet	and Director

/s/ Bradley L Steere II	Secretary and Director	August 11, 2010
Bradley L Steere II