Form 10-Q
period 2010-08-31
Profit Planners Management, Inc.
filed 2010-10-12
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-142076

PROFIT PLANNERS MANAGEMENT, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	90-0450030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 West 40 th Street, Suite 2503 New York, New York 10018
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

As of October 8, 2010, the issuer had 10,416,669 outstanding shares of Common Stock.

Profit Planners Management, Inc.
(A Development Stage Company)

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements

	Balance Sheets as of August 31, 2010 (Unaudited) and May 31, 2010 (Audited)	1
	Statements of Operations for the three months ended August 31, 2010 (Unaudited), the three months ended August 31, 2009 (Unaudited), and for the period from inception (January 29, 2009) to August 31, 2010 (Unaudited)	2
	Statement of Stockholders’ Equity for the period from inception (January 29, 2009) to May 31, 2010 (Audited) and the three months ended August 31, 2010 (Unaudited)	3
	Statements of Cash Flows for the three months ended August 31, 2010 (Unaudited), the three months ended August 31, 2009 (Unaudited) and the period from January 29, 2009 (Inception) to August 31, 2010 (Unaudited)	4
	Notes to the Financials (Unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T	Controls and Procedures	10

	PART II
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	12

SIGNATURES		13

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
(A Development Stage Company)
 Balance Sheets

	August 31, 2010	May 31, 2010
Assets
Current Assets:
Cash	$15,825	$18,204
Accounts receivable-related party	18,000	12,000

Total Assets	$33,825	$30,204

Liabilities and Stockholders' Equity
Current liabilities:
Accounts and accrued expenses payable	$11,797	$2,760
Accounts and accrued expenses payable - related party	27,000	22,500

Total Liabilities	38,797	25,260

Stockholders' Equity (Deficit)
Preferred stock - $.001 par value; 50,000,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized;
10,416,669 and 10,416,669 shares issued and outstanding, respectively	10,416	10,416
Additional paid-in capital	12,084	12,084
Accumulated deficit during the development stage	(27,472)	(17,556)
Total Stockholders' Equity (Deficit)	(4,972)	4,944
Total Liabilities And Stockholders' Equity (Deficit)	$33,825	$30,204

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009	January 29, 2009 (Inception) – August 31, 2010

Revenue - Related Parties	$6,000	$6,000	$35,000

Operating expenses:
Consulting & professional expenses - related party	4,500	7,500	27,000
Consulting & professional expenses	9,970	-	25,230
Other operating expenses	1,446	1,490	10,242
Total operating expenses	15,916	8,990	62,472

Net Loss	$(9,916)	$(2,990)	$(27,472)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock issued and outstanding	10,416,669	10,108,696	9,209,126

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period from Inception (January 29, 2009) to May 31, 2010 (Audited)
and For the Three Months Ended August 31, 2010 (Unaudited)

			Additional	Accumulated
	Common	Common	Paid-in	Deficit during the
	Shares Outstanding	Stock	Capital	development stage	Total

Balance January 29, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	10,000,000	10,000	-	-	10,000
Net loss for the period ended May 31, 2009		-	-	(617)	(617)
Balance May 31, 2009	10,000,000	10,000	-	(617)	9,383

Issuance of common stock	416,669	416	12,084	-	12,500
Net loss for the year ended May 31, 2010		-	-	(16,939)	(16,939)
Balance May 31, 2010	10,416,669	10,416	12,084	(17,556)	4,944

Net loss for the three months ended August 31, 2010		-	-	(9,916)	(9,916)
Balance August 31, 2010	10,416,669	$10,416	$12,084	$(27,472)	$(4,972)

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009	January 29, 2009 (Inception) - August 31, 2010

Cash Flows From Operating Activities
Net loss	$(9,916)	$(2,990)	$(27,472)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable-related party	(6,000)	(1,000)	(18,000)
Accounts and accrued expenses payable	9,037	-	11,797
Accounts and accrued expenses payable - related party	4,500	4,500	27,000
Net Cash (Used In) Provided by Operating Activities	(2,379)	510	(6,675)

Cash Flows From Financing Activities
Issuance of common stock	-	12,500	12,500
Issuance of common stock - related party	-	-	10,000
Net Cash Provided by Financing Activities	-	12,500	22,500

Net (Decrease) Increase in Cash	(2,379)	13,010	15,825
Cash, beginning of period	18,204	8,883	-
Cash, end of period	$15,825	$21,893	$15,825

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Notes to  Financial Statements
August 31, 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2010.  The interim results for the period ended August 31, 2010 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2010 or May 31, 2010.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company has a net loss of $9,916 and net cash used in operations of $2,379 for the three months ended August 31, 2010; and had negative working capital of $4,972 and an accumulated deficit of $27,472 at May 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – INCOME TAXES

The Company has not recorded any income tax benefit for the three months ended August 31, 2010.  At the present time, management cannot determine when the Company will be able to generate sufficient taxable income to realize the benefit; accordingly, a valuation allowance has been established to offset the asset.

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

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended August 31, 2010. In addition, at August 31, 2010 the Company has an accumulated deficit of $27,472. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts receivable

Accounts receivable represents CFO and accounting services obligations from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of August 31, 2010, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2010.

Results of operations

Three Months Ended August 31, 2010 and August 31, 2009

For the three months ended August 31, 2010 and August 31, 2009, we had related-party service income of $6,000 in each period.  Expenses for the three months ended August 31, 2010 and August 31, 2009 totaled $15,916 and $8,990, respectively resulting in a net loss of $9,916 and $2,990, respectively.

Operating expenses for the three months ended August 31, 2010 was $15,916, comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500, accounting fees of $9,970, and filing fees of $1,446. For the three months ended August 31, 2009, the operating expenses was $8,990, comprised of related party consulting fees for Wesley Ramjeet, CEO, of $7,500, and other operating expenses of $1,490.

Period from January 29, 2009 (Inception) through August 31, 2010

For the period from January 29, 2009 (Inception) through August 31, 2010, we had related-party service income of $35,000. Expenses for the period totaled $62,472 resulting in a net loss of $27,472.

Operating expenses were $62,472, mainly comprised of related party consulting fees for Wesley Ramjeet, CEO, of $27,000, other consulting fees of $5,500, accounting fees of $19,730, filing fees of $8,545, and office service expense of $1,697.

Liquidity and Capital Resources

Capital Resources and Liquidity

As of August 31, 2010, we had cash of $15,825 as compared to cash of $18,204 as of May 31, 2010. Net cash used in operating activities totaled $2,379 for the three months ended August 31, 2010.

Net cash provided by operating activities totaled $510 for the three months ended August 31, 2009. Net cash provided by financing activities totaled $12,500 for the three months ended August 31, 2009 which included $12,500 for cash received for common stock issued via private placement.

Net cash used in operating activities totaled $6,675 for the period ended January 29, 2009 (Inception) to August 31, 2010. Net cash provided by financing activities totaled $22,500 for the period ended January 29, 2009 (Inception) to August 31, 2010 which included $12,500 for cash received for common stock issued via private placement and $10,000 cash received from a related party for common stock issued.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended August 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

N/A

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

N/A

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

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
October 12, 2010	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director