Form 10-Q
period 2010-11-30
Profit Planners Management, Inc.
filed 2011-01-13
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-142076

PROFIT PLANNERS MANAGEMENT, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	90-0450030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3001 West Hallandale Beach Blvd. Suite 313
Pembroke Park, FL 33009
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

As of January 7, 2011, the issuer had 10,416,669 outstanding shares of Common Stock.

Profit Planners Management, Inc.
(A Development Stage Company)

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements

	Balance Sheets as of November 30, 2010 (Unaudited) and May 31, 2010 (Audited)	1
	Statements of Operations for the three and six months ended November 30, 2010 (Unaudited), the three and six months ended November 30, 2009 (Unaudited), and for the period from inception (January 29, 2009) to November 30, 2010 (Unaudited)	2
	Statement of Stockholders’ Equity for the period from inception (January 29, 2009) to May 31, 2010 (Audited) and the six months ended November 30, 2010 (Unaudited)	3
	Statements of Cash Flows for the six months ended November 30, 2010 (Unaudited), the six months ended November 30, 2009 (Unaudited) and the period from January 29, 2009 (Inception) to November 30, 2010 (Unaudited)	4
	Notes to the Financials (Unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T	Controls and Procedures	10

	PART II
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	12

SIGNATURES		13

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
(A Development Stage Company)
 Balance Sheets

	November 30, 2010	May 31, 2010
Assets	(Unaudited)	(Audited)
Current Assets:
Cash	$5,585	$18,204
Accounts receivable-related party	21,000	12,000

Total Assets	$26,585	$30,204

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts and accrued expenses payable	$9,525	$2,760
Accounts and accrued expenses payable - related party	31,500	22,500

Total Liabilities	41,025	25,260

Stockholders' Equity (Deficit)
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 10,416,669 and 10,416,669 shares issued and outstanding, respectively	10,416	10,416
Additional paid-in capital	12,084	12,084
Accumulated deficit during the development stage	(36,940)	(17,556)
Total Stockholders' Equity (Deficit)	(14,440)	4,944
Total Liabilities And Stockholders' Equity	$26,585	$30,204

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009	January 29, 2009 (Inception) - November 30, 2010

Revenue - Related Parties	$3,000	$6,000	$9,000	$12,000	$38,000

Operating expenses:
Consulting & professional expenses - related party	4,500	4,500	9,000	9,000	31,500
Consulting & professional expenses	1,774	8,230	11,744	11,230	27,004
Other operating expenses	6,194	5,444	7,640	6,934	16,436
Total operating expenses	12,468	18,174	28,384	27,164	74,940

Net Loss	$(9,468)	$(12,174)	$(19,384)	$(15,164)	$(36,940)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding	10,416,669	10,416,669	10,416,669	10,261,841	9,373,136

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period from Inception (January 29, 2009) to May 31, 2010 (Audited)
and For the Six Months Ended November 30, 2010 (Unaudited)

			Additional	Accumulated
	Common	Common	Paid-in	Deficit during the
	Shares Outstanding	Stock	Capital	development stage	Total

Balance January 29, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	10,000,000	10,000	-	-	10,000
Net loss for the period ended May 31, 2009		-	-	(617)	(617)
Balance May 31, 2009	10,000,000	10,000	-	(617)	9,383

Issuance of common stock	416,669	416	12,084	-	12,500
Net loss for the year ended May 31, 2010		-	-	(16,939)	(16,939)
Balance May 31, 2010	10,416,669	10,416	12,084	(17,556)	4,944

Net loss for the six months ended November 30, 2010		-	-	(19,384)	(19,384)
Balance November 30, 2010	10,416,669	$10,416	$12,084	$(36,940)	$(14,440)

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009	January 29, 2009 (Inception) - November 30, 2010

Cash Flows From Operating Activities
Net loss	$(19,384)	$(15,164)	$(36,940)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable-related party	(9,000)	2,000	(21,000)
Accounts and accrued expenses payable	6,765	1,900	9,525
Accounts and accrued expenses payable - related party	9,000	9,000	31,500
Net Cash Used in Operating Activities	(12,619)	(2,264)	(16,915)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

Cash Flows From Financing Activities
Issuance of common stock	-	12,500	12,500
Issuance of common stock - related party	-	-	10,000
Net Cash Provided by Financing Activities	-	12,500	22,500

Net Change in Cash	(12,619)	10,236	5,585
Cash, beginning of period	18,204	8,883	-
Cash, end of period	$5,585	$19,119	$5,585

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2010.  The interim results for the period ended November 30, 2010 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2010 or May 31, 2010.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company has a net loss of $19,384 and net cash used in operations of $12,619 for the six months ended November 30, 2010; and had negative working capital of $14,440 and an accumulated deficit of $36,940 at November 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – INCOME TAXES

The Company has not recorded any income tax benefit for the six months ended November 30, 2010.  At the present time, management cannot determine when the Company will be able to generate sufficient taxable income to realize the benefit; accordingly, a valuation allowance has been established to offset the asset.

NOTE 6 – SUBSQUENT EVENTS

On December 21, 2010, the Company entered into a one year operating lease for their office in Florida.  Office expense fees of approximately $660 are paid on a monthly basis for basic office services.

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

Marketing

Our marketing efforts will be targeted to small to midsized companies that are known to, located or identified by our CEO.  We will also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. Our focus will be on expanding our client base to include companies that are not affiliated with our CEO. We believe that this strategy will provide the best results given our limited marketing budget.

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

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended November 30, 2010. In addition, at November 30, 2010 the Company has an accumulated deficit of $36,940. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts receivable

Accounts receivable represents CFO and accounting services obligations from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of November 30, 2010, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2010.

Results of operations

Three and Six Months Ended November 30, 2010 and November 30, 2009

For the three and six months ended November 30, 2010 and November 30, 2009, we had related-party service income of $3,000, $9,000, $6,000 and $12,000, respectively.  Expenses for the three and six months ended November 30, 2010 and November 30, 2009 totaled $12,468, $28,384, $18,174 and $27,164, respectively resulting in a net loss of $9,468, $19,384, $12,174 and $15,164, respectively.  During the three months ended November 30, 2010, one of our two related party contracts expired and was not renewed, resulting in a reduction in revenues by $1,000 per month for the second quarter as compared to the first quarter.

Operating expenses for the three and six months ended November 30, 2010 were $12,468 and $28,384, respectively, which comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500 and $9000, accounting fees of $1,774 and $11,744, and filing fees of $6,194 and $7,640, respectively. For the three and six months ended November 30, 2009, the operating expenses were $18,174 and $27,164, respectively, comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500 and $9,000, other consulting fees of $5,500 and $5,500, accounting fees of $2,730 and $5,730, filing fees of $5,275 and $6,735, and office service expense of $169 and $199, respectively.

Period from January 29, 2009 (Inception) through November 30, 2010

For the period from January 29, 2009 (Inception) through November 30, 2010, we had related-party service income of $38,000. Expenses for the period totaled $74,940 resulting in a net loss of $36,940.

Operating expenses were $74,940, mainly comprised of related party consulting fees for Wesley Ramjeet, CEO, of $31,500, other consulting fees of $5,500, accounting fees of $21,504, filing fees of $14,739, and office service expense of $1,697, respectively.

Liquidity and Capital Resources

Capital Resources and Liquidity

As of November 30, 2010, we had cash of $5,585 as compared to cash of $18,204 as of May 31, 2010. Net cash used in operating activities totaled $12,619 for the six months ended November 30, 2010.

Net cash used in operating activities totaled $2,264 for the six months ended November 30, 2009. Net cash provided by financing activities totaled $12,500 for the six months ended November 30, 2009 which included $12,500 for cash received for common stock issued via private placement.

Net cash used in operating activities totaled $16,915 for the period ended January 29, 2009 (Inception) to November 30, 2010. Net cash provided by financing activities totaled $22,500 for the period ended January 29, 2009 (Inception) to November 30, 2010 which included $12,500 for cash received for common stock issued via private placement and $10,000 cash received from a related party for common stock issued.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended November 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
January 13, 2011	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director