Form 10-Q
period 2011-02-28
Profit Planners Management, Inc.
filed 2011-04-14
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of April 12, 2011, the issuer had 12,416,669 outstanding shares of Common Stock.

Profit Planners Management, Inc.
(A Development Stage Company)

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements

	Balance Sheets as of February 28, 2011 (Unaudited) and May 31, 2010 (Audited)	1
	Statements of Operations for the three and nine months ended February 28, 2011 (Unaudited), the three and nine months ended February 28, 2010 (Unaudited), and for the period from inception (January 29, 2009) to February 28, 2011 (Unaudited)	2
	Statement of Stockholders’ Equity for the period from inception (January 29, 2009) to May 31, 2010 (Audited) and the nine months ended February 28, 2011 (Unaudited)	3
	Statements of Cash Flows for the nine months ended February 28, 2011 (Unaudited), the nine months ended February 28, 2010 (Unaudited) and the period from January 29, 2009 (Inception) to February 28, 2011 (Unaudited)	4
	Notes to the Financials (Unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T	Controls and Procedures	10

	PART II
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	12

SIGNATURES		13

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
(A Development Stage Company)
 Balance Sheets

	February 28, 2011	May 31, 2010
Assets
Current Assets:
Cash	$4,722	$18,204
Accounts receivable-related party	22,500	12,000
Prepaid Expenses	1,288	-
Total Assets	$28,510	$30,204

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts and accrued expenses payable	$13,210	$2,760
Accounts and accrued expenses payable - related party	36,000	22,500
Due to related party	2,380	-
Total Liabilities	51,590	25,260

Stockholders' Equity (Deficit)
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 12,416,669 at February 28, 2011 and 10,416,669 shares issued and outstanding at May 31, 2010, respectively	12,416	10,416
Additional paid-in capital	70,084	12,084
Accumulated deficit during the development stage	(105,580)	(17,556)
Total Stockholders' Equity (Deficit)	(23,080)	4,944
Total Liabilities And Stockholders' Equity (Deficit)	$28,510	$30,204

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended February 28, 2011	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010	January 29, 2009 (Inception) - February 28, 2011
Revenue - Related Parties	$3,000	$6,000	$12,000	$18,000	$41,000

Operating expenses:
Consulting & professional expenses - related party	64,500	4,500	73,500	13,500	96,000
Consulting & professional expenses	1,927	2,015	13,671	13,245	28,931
Other operating expenses	5,213	-	12,853	6,934	21,649
Total operating expenses	71,640	6,515	100,024	33,679	146,580

Net Loss	$(68,640)	$(515)	$(88,024)	$(15,679)	$(105,580)

Basic and diluted net loss per weighted-average shares common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted-average number of shares of common stock issued and outstanding	11,194,447	10,416,669	10,673,079	10,312,883	9,588,818

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period from Inception (January 29, 2009) to May 31, 2010 (Audited)
and For the Nine Months Ended February 28, 2011 (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit during the development stage	Total

Balance January 29, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	10,000,000	10,000	-	-	10,000
Net loss for the period ended May 31, 2009		-	-	(617)	(617)
Balance May 31, 2009	10,000,000	10,000	-	(617)	9,383

Issuance of common stock	416,669	416	12,084	-	12,500
Net loss for the year ended May 31, 2010		-	-	(16,939)	(16,939)
Balance May 31, 2010	10,416,669	10,416	12,084	(17,556)	4,944

Issuance of common stock for service to a related party	2,000,000	2,000	58,000	-	60,000
Net loss for the nine months ended February 28, 2011	-	-	-	(88,024)	(88,024)
Balance February 28, 2011	12,416,669	$12,416	$70,084	$(105,580)	$(23,080)

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010	January 29, 2009 (Inception) - February 28, 2011

Cash Flows From Operating Activities
Net loss	$(88,024)	$(15,679)	$(105,580)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services to a related party	60,000		60,000
Changes in operating assets and liabilities:
Accounts receivable-related party	(10,500)	(1,000)	(22,500)
Prepaid expenses	(1,288)	-	(1,288)
Accounts and accrued expenses payable	10,450	-	13,210
Accounts and accrued expenses payable - related party	13,500	13,500	36,000
Net Cash Used In Operating Activities	(15,862)	(3,179)	(20,158)

Cash Flows From Financing Activities
Issuance of common stock	-	12,500	12,500
Issuance of common stock - related party	-	-	10,000
Proceeds from related party	2,380	-	2,380
Net Cash Provided by Financing Activities	2,380	12,500	24,880

Net (Decrease) Increase in Cash	(13,482)	9,321	4,722
Cash, beginning of period	18,204	8,883	-
Cash, end of period	$4,722	$18,204	$4,722

See accompanying notes to financial statements

Profit Planners Management, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2010.  The interim results for the period ended February 28, 2011 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 28, 2011 or May 31, 2010.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company has a net loss of $88,024 and net cash used in operations of $15,862 for the nine months ended February 28, 2011; and had negative working capital of $23,080 and an accumulated deficit of $105,580 at February 28, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On January 24, 2011 the Company issued 2,000,000 shares of common stock to our CEO in exchange for $60,000 of professional services performed.

NOTE 5 – INCOME TAXES

The Company has not recorded any income tax benefit for the nine months ended February 28, 2011.  At the present time, management cannot determine when the Company will be able to generate sufficient taxable income to realize the benefit; accordingly, a valuation allowance has been established to offset the asset.

NOTE 6 – LEASES

On December 21, 2010, the Company entered into a one year operating lease for their office in Florida.  Office expense fees of $663 are paid on a monthly basis for basic office services.

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

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended February 28, 2011. In addition, at February 28, 2011 the Company has an accumulated deficit of $105,580. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts receivable

Accounts receivable represents CFO and accounting services obligations from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of February 28, 2011, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 28, 2011.

Results of operations

Three and Nine Months Ended February 28, 2011 and February 28, 2010

For the three and nine months ended February 28, 2011and February 28, 2010, we had related-party service income of $3,000, $12,000, $6,000 and $18,000, respectively.  Expenses for the three and nine months ended February 28, 2011 and February 28, 2010 totaled $71,640, $100,024, $6,515 and $33,679, respectively resulting in a net loss of $68,640, $88,024, $515 and $15,679, respectively.  During the nine months ended February 28, 2011, one of our two related party contracts expired and was not renewed, resulting in a reduction in revenues by $1,000 per month for the third quarter as compared to the first quarter.

Operating expenses for the three and nine months ended February 28, 2011 were $71,640 and $100,024, respectively, which comprised of related party consulting fees for Wesley Ramjeet, CEO, of $64,500 and $73,500, ($60,000 settled through the issuance of common stock), accounting fees of $1,927 and $13,671, and filing fees of $1,521 and $9,161, respectively. For the three and nine months ended February 28, 2010, the operating expenses were $6,515 and $33,679, respectively, comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500 and $13,500, DTC consulting fees of none and $5,500, accounting fees of $2,015 and $7,745, filing fees of none and $6,735, and office service expense of none and $199, respectively.

Period from January 29, 2009 (Inception) through February 28, 2011

For the period from January 29, 2009 (Inception) through February 28, 2011, we had related-party service income of $41,000. Expenses for the period totaled $146,581 resulting in a net loss of $105,581.

Operating expenses were $146,581, mainly comprised of related party consulting fees for Wesley Ramjeet, CEO, of $96,000, other consulting fees of $5,500, accounting fees of $23,431, filing fees of $16,260, office service expense of $1,828, and other expenses of $3,562, respectively.

Liquidity and Capital Resources

Capital Resources and Liquidity

As of February 28, 2011, we had cash of $4,722 as compared to cash of $18,204 as of May 31, 2010. Net cash used in operating activities totaled $15,862 for the nine months ended February 28, 2011.

Net cash used in operating activities totaled $3,179 for the nine months ended February 28, 2010. Net cash provided by financing activities totaled $2,380 and $12,500 for the nine months ended February 28, 2011 and February 28, 2010, respectively.

Net cash used in operating activities totaled $20,158 for the period ended January 29, 2009 (Inception) to February 28, 2011. Net cash provided by financing activities totaled $24,880 for the period ended January 29, 2009 (Inception) to February 28, 2011 which included $12,500 for cash received for common stock issued via private placement , $10,000 cash received from a related party for common stock issued and $2,380 cash received from a related party.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended February 28, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROFIT PLANNERS MANAGEMENT, INC.

April 14, 2011	/s/ Wesley Ramjeet
Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director