Form 10-K
period 2011-05-31
Profit Planners Management, Inc.
filed 2011-08-30
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to ______________.

COMMISSION FILE NUMBER:  333-142076

PROFIT PLANNERS MANAGEMENT, INC.
(Exact Name of Small Business Issuer in its Charter)

Nevada	90-0450030
(State of Incorporation)	(IRS Employer ID No.)

350 Madison Avenue, 8th Floor
New York, NY 10017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2011
Common Stock, $.001 par value per share	25,018,523 shares

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

Unless the context otherwise requires, references in this Annual Report to "registrant", "issuer", "we", "us", "our", "the Company" or "ours" refer to Profit Planners Management, Inc..

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

On March 1, 2009, we entered into an agreement to provide CFO and accounting services to 3A Media, Inc., a private New Jersey corporation (“3A Media”). Under the terms of this agreement, we will provide general CFO and accounting services to 3A Media for a fee of $1,000 per month. The term of this agreement expired on August 31, 2010.  Currently the services that we are providing to 3A Media are mainly for monthly accounting services and are on a monthly basis.

On April 1, 2009, we entered into an agreement to provide CFO and accounting services to Micro-Cap Review, Inc., a private Nevada corporation (“Micro-Cap”). Under the terms of this agreement, we provided general CFO and accounting services to Micro-Cap for a fee of $1,000 per month. The term of this agreement expired on September 30, 2010, at which time Micro-Cap did not renew the contract.

Our contracts with 3A Media and Micro-Cap represent 88% of our current revenue from operations. Both 3A Media and Micro-Cap are materially owned or controlled by our CEO and director, Wesley Ramjeet.

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

Marketing

Our marketing efforts are targeted to small to midsized companies that are known to, located or identified by our CEO . We also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. Our focus is on expanding our client base to include companies that are not affiliated with our CEO. We also intend to explore potential acquisitions of small accounting, or other consulting firms, to acquire their customer lists in order to expand our client base.  We believe that these strategies will provide the best results given our limited marketing budget.

Our target will be on companies that have sales of less than $100 million and are based in North America. Our industry focus is media, technology, oil, gas, coal and renewable energy. Although we focus on these industries we will look at opportunities in other industries if it makes economic sense.

Our website is  www.profitplannersmgt.com and we continue to develop this web-site as part of our marketing strategy.

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

Employees

As of August 29, 2011, we had no employees other than our two (2) officers and directors, Mr. Wesley Ramjeet and Mr. Bradley Steere. We anticipate that we will not hire any employees in the next twelve months unless we generate significant additional revenues from operations or raise sufficient funds from financing activities. Our CEO is a CPA and is available to be contracted out to clients who need our services. For potential clients with larger projects, we have access to independent professionals who are available to provide services to such clients of the company on a sub-contracting basis. Our sources for such independent professionals are the contacts of our CEO and the availability of persons through the Linked-In service. Should such sub-contractors be needed, we will enter into an agreement with such person and then contract out the professional to our client for the term of the engagement. Eventually, we plan to employ sufficient personnel that such sub-contracting relationships will not be necessary. We believe our future success depends in large part upon the continued service of our CEO, Wesley Ramjeet.

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

We were incorporated in Nevada in January 2009. We have no significant financial resources and only a small amount of revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities. Our net loss from inception through May 31, 2010 is $110,678.

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

From Inception, We Have Had Two Related Party Customers Who Have Accounted For 96% Of Our Total Revenues.

We have had two customers, Micro-Cap Review, Inc. and 3A Media, Inc., who have accounted for 96% of our total revenues.  These customers are also related parties because they are substantially owned by Mr. Wesley Ramjeet, our CEO, director and controlling shareholder.  Our relationship with Micro-Cap Review, Inc. ended during the current fiscal year. While we believe our relationship with 3A Media, Inc. is stable, a significant decrease or interruption in business from this significant customer could have a material adverse effect on our business, financial condition and results of operations. We plan to expand our customer base in the upcoming year to mitigate this risk.

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

We do however believe that there are enough differences in the services offered by us, the type of clients that we will be marketing ourselves to, and the terms of our engagement that the potential conflicts of interest identified above will be minimized. While Profit Planners, Inc. generally markets itself only to publicly-held companies, and CPA Tax Strategies, Inc. does not generally provide advice on the tax ramifications of potential corporate transactions, it is possible that the business areas of these companies will overlap with ours and that they could be competitors for our business. This overlap could result in a reduction in our business and reduce our revenue and negatively affect our results of operations.

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

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on investment may be limited to the value of our common stock.

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

On December 21, 2010, the Company entered into a one year operating lease for an office in Florida.  Rent of $663 is paid on a monthly basis for basic office services.

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

Fiscal year ended May 31, 2011	High	Low
Quarter ended
August 31, 2010	$0.00	$0.00
November 30, 2010	$0.00	$0.00
February 28, 2011	$0.00	$0.00
May 31, 2011	$0.35	$0.00

On August 29, 2011, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.35 per share.

Holders of Our Common Stock

As of the date of this filing, we had thirteen (13) shareholders of our common stock.

On May 5, 2011, the board of directors  approved a stock dividend payable to the holders of the common stock at a par value $.001 per share (the “Stock Dividend”). Under the terms of the Stock Dividend approved by the board, the stock holders of the Company’s common stock, as of May 20, 2011 (the “Record Date”), shall be issued one (1) share of the Company’s common stock for each one (1) share owned by such holders on the Record Date. The Stock Dividend became effective and payable on May 24, 2011, (Payment Date) ,

As a result of the Stock Dividend, 12,416,669 shares of the Company’s common stock were  issued to the Company’s shareholders of record as of the Record Date. As a result of the stock issuance for the Stock Dividend on the Payment Date, the total number of shares of common stock issued and outstanding was 24,833,338.

In May 2011 the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase from the Company 555,556 restricted shares of common stock for $100,000.  As of August 29, 2011, the company has received $33,333 of the $100,000 and has issued 185,185 shares to Orchid.

As of August 29, 2011, the shareholders list from our transfer agent shows that there were 24,833,338 shares of common stock outstanding. Of those shares, 19,400,000 shares, or 78% percent of our outstanding common stock, were owned by our officers and directors.

Stock Option Grants

As of August 29, 2011, we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of August 29, 2011, we had 25,018,523 shares of common stock issued and outstanding.

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

Preferred Stock

As of August 29, 2011, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

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

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended May 31, 2011. In addition, at May 31, 2011 the Company has an accumulated deficit of $110,678. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2012 the Company intends to continue to raise financing for the purpose of funding operating expenses.

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

Accounts receivable

Accounts receivable represents CFO and accounting services obligations from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2011, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Results of Operations

Year Ended May 31, 2011

For the year ended May 31, 2011, we had revenue of $17,000 of which $15,000 was derived from related-party service income.  Expenses for the year ended May 31, 2011 totaled $110,122 resulting in a net loss of $93,122.

Operating expenses for the year ended May 31, 2011 of $110,122 are comprised of related party consulting fees for Wesley Ramjeet, CEO of $78,000, accounting fees of $17,314, filing fees of $9,231 and office service expenses of $5,577.

Year Ended May 31, 2010

For the year ended May 31, 2010, we had related-party service income of $24,000.  Expenses for the year ended May 31, 2010 totaled $40,939 resulting in a net loss of $16,939.

Operating expenses for the year ended May 31, 2010 of $40,939 are comprised of related party consulting fees for Wesley Ramjeet, CEO, of $18,000, DTC consulting fees of $5,500, accounting fees of $9,760, filing fees of $7,099 and office service expenses of $580.

Period from January 29, 2009 (Inception) through May 31, 2011

For the period from January 29, 2009 (Inception) through May 31, 2011, we had revenue of $46,000, of which $44,000 was derived from related-party service income.  Expenses for the period from January 29, 2009 (Inception) through May 31, 2011 totaled $156,678 resulting in a net loss of $110,678.

Operating expenses for the period from January 29, 2009 (Inception) through May 31, 2011 of $156,678 are comprised of related party consulting fees for Wesley Ramjeet, CEO, of $100,500, DTC consulting fees of $5,500, accounting fees of $27,074, filing fees of $16,330 and office service expenses of $7,274, respectively.

Capital Resources and Liquidity

As of May 31, 2011, we had cash of $37,300 as compared to cash of $18,204 as of May 31, 2010.  Net cash used in operating activities totaled $14,237 and $3,179 for the years ended May 31, 2011 and 2010, respectively. Net cash provided by financing activities totaled $33,333 and $12,500 for the years ended May 31, 2011 and 2010, respectively which resulted from cash received for common stock purchased through private placement.

Net cash used in operations totaled $18,533 for the period January 9, 2009 to May 31, 2011. Net cash provided by financing activities totaled $55,833 which included $10,000 for capital contributed by a related party.

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

There were no changes in or disagreements with accountants by the Company during the fiscal year ended May 31, 2011.

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

Our management, with the participation of our CEO and PFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011. Based on this evaluation and those criteria, our management, with the participation of our CEO and PFO, concluded that, as of May 31, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the year ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of May 31, 2011:

Name	Age	Position
Wesley Ramjeet	45	Chief Executive Officer and Director
Bradley L. Steere II	49	Secretary and Director

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Wesley Ramjeet – Chief Executive Officer and Director

Mr. Ramjeet, 45, has been our Chief Executive Officer and a member of our board of directors since the formation of the company in January 2009. Mr. Ramjeet has been the Managing Partner of Profit Planners, Inc., a private New Jersey consulting company since 2003. Profit Planners, Inc. provides professional consulting services to publicly traded and privately held companies. Mr. Ramjeet is also the Chairman of Micro-Cap Review, Inc., a financial publisher that covers the micro cap market place. Prior to founding Profit Planners, Inc., Mr. Ramjeet was the interim Chief Financial Officer of Youth Stream Media, Inc., a NASDAQ traded public company. Mr. Ramjeet began his professional career in the Entrepreneurial Services Group at Ernst and Young, LLP. During his nine years at Ernst and Young, Mr. Ramjeet served both private and publicly traded companies in various industries. Mr. Ramjeet received his Bachelors degree in Accounting from St. John's University and is a CPA.

Bradley L. Steere II, Esq. - Secretary and Director

Mr. Steere, 49, has been our Secretary and a member of our board of directors since the formation of the company in January 2009. Mr. Steere is a lawyer admitted to practice in the states of New York and Rhode Island who specializes in the practice areas of securities, corporate and commercial law. Mr. Steere was admitted to practice law in the states of New York and Rhode Island in 1990. From 1990 to 1994, Mr. Steere was an attorney in the Enforcement Division of the Northeast Regional Office of the United States Securities and Exchange Commission. From 1994 to the present, Mr. Steere has been in private practice in New York, New York during which time he has been an Associate with the law firm Kane Kessler PC, a partner in the firm of Steere & May, and, since 2000, a sole practitioner. Mr. Steere received his BA degree from Boston University in 1984 and his JD degree from the Hofstra University School of Law in 1990.

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

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the period ended May 31, 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Wesley Ramjeet, CEO	2009	4,500	0	0	0	0	0	0	4,500
(1)	2010	18,000	0	0	0	0	0	0	18,000
(2)	2011	18,000	0	60,000	0	0	0	0	78,000
Bradley Steere, Secretary	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)  On March 1, 2009, we entered into a consulting agreement with Mr. Wesley Ramjeet. Mr. Ramjeet serves as our Chief Executive Officer and is a member of our board of directors. Mr. Ramjeet agreement requires us to pay him a consulting fee of $1,500 per month.

(2) On January 24, 2011, under an agreement dated January 24, 2011 we issued Mr. Wesley Ramjeet 2,000,000 shares of the company’s common stock at $.03 per share for a total value of $60,000.

Option Grants Table There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through August 10, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options outstanding or exercised during the year ended May 31, 2011 by the executive officers named in the Summary Compensation Table.

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

The following table sets forth, as of August 5, 2011, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

	Shares of Common Stock Beneficially Owned (1)
Name	Number of Shares		Percent of Class

Wesley Ramjeet	17,000,000	(2)	68%
Bradley L. Steere II	2,400,000	(3)	9%

All directors and executive officers	19,000,000		76%

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
(2)           Mr. Ramjeet personally owns 17,000,000 shares of our common stock.
(3)           Mr. Steere personally owns 2,400,000 shares of our common stock.

The percentages in the above table are computed based upon a total of 25,018,523 shares or common stock being outstanding on August 29, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 1, 2009, we entered into an agreement to provide CFO and accounting services to 3A Media, Inc., a private New Jersey corporation (“3A Media”). Under the terms of this agreement, we provided general CFO and accounting services to 3A Media for a fee of $1,000 per month. The term of this agreement expired on August 31, 2010 since which time the agreement has continued on a monthly basis.

On April 1, 2009, we entered into an agreement to provide CFO and accounting services to Micro-Cap Review, Inc., a private Nevada corporation (“Micro-Cap”). Under the terms of this agreement, we provided general CFO and accounting services to Micro-Cap for a fee of $1,000 per month. The term of this agreement expired on September 30, 2010, at which time Micro-Cap did not renew the contract.

On March 1, 2009, we entered into a consulting agreement with Wesley Ramjeet to act as our CEO and director. Our contracts with 3A Media and Micro-Cap represent 88% of our current revenue from operations. Both 3A Media and Micro-Cap are materially owned or controlled by our CEO and director, Wesley Ramjeet.

Our executive, administrative and operating offices are located at 110 West 40th Street, Suite 2503, New York, N.Y. 10018. This is also the office of other companies owned and controlled by our CEO and director, Wesley Ramjeet. Mr. Ramjeet makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Coulter & Justus, P.C., were as follows:

	Year ended	Year Ended
	May 31,	May 31,
	2011	2010

1. Audit fees	$14,682	$9,760

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

The Board reviewed the audited financial statements of the Company as of and for the years ended May 31, 2011 and May 31, 2010 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended May 31, 2011 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            Financial Statements

(b)            Exhibits

Profit Planners Management, Inc.
(A Development Stage Company)
FORM 10-K
YEAR ENDED MAY 31, 2011

TABLE OF CONTENTS

Page
PART I
Item 1.	Financial Statements

	Balance Sheets as of May 31, 2011 and May 31, 2010	F-3
	Statements of Operations for the Year ended May 31, 2011, the Year ended May 31, 2010 and the Period From January 29, 2009 (Inception) through May 31, 2011	F-4
	Statement of Stockholders’ Equity (Deficit) for the period from January 29, 2009 (Inception) through May 31, 2011	F-5
	Statements of Cash Flows for the Year ended May 31, 2011, the Year ended May 31, 2010, and for the Period from January 29, 2009 (Inception) through May 31, 2011	F-6

	Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Profit Planners Management, Inc.

We have audited the accompanying balance sheets of Profit Planners Management, Inc. (the “Company”) (a development stage company), as of May 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2011, May 31, 2010 and for the period January 29, 2009 (Date of Inception) to May 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Profit Planners Management, Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011, May 31, 2010 and for the period January 29, 2009 (Date of Inception) to May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Coulter & Justus P.C.
Knoxville, Tennessee
August 29, 2011

Profit Planners Management, Inc.
(A Development Stage Company)
Balance Sheets

	May 31, 2011	May 31, 2010
Assets
Current Assets:
Cash	$37,300	$18,204
Accounts receivable-related party	25,500	12,000
Other current assets	1,288	-

Total Assets	$64,088	$30,204

Liabilities and Stockholders' Equity
Current liabilities:
Client Deposits/Retainers	$3,500	$-
Accounts and accrued expenses payable	11,058	2,760
Accounts and accrued expenses payable - related party	44,375	22,500
Total Liabilities	58,933	25,260

Stockholders' Equity
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 25,018,523 and 10,416,669 shares issued and outstanding, respectively	25,018	10,416
Common stock - $.001 par value; 370,371 shares subscribed not issued	370	-
Additional paid-in capital	157,112	12,084
Less: Amount due from subscriber under subscription agreement	(66,667)	-
Accumulated deficit during the development stage	(110,678)	(17,556)
Total Stockholders' Equity	5,155	4,944
Total Liabilities and Stockholders' Equity	$64,088	$30,204

See accompanying notes to the financial statements.

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended May 31, 2011	Year Ended May 31, 2010	January 29, 2009 (Inception) - May 31, 2011

Revenue	$2,000	$-	$2,000
Revenue - Related Parties	15,000	24,000	44,000
	17,000	24,000	46,000

Operating expenses:
Consulting & professional expenses - related party	78,000	18,000	100,500
Consulting & professional expenses	17,314	15,260	32,574
Other operating expenses	14,808	7,679	23,604
Total operating expenses	110,122	40,939	156,678

Net Loss	$(93,122)	$(16,939)	$(110,678)

Basis & Dilted Net loss per weighted-average shares of common stock	$(0.01)	$(0.00)	$(0.01)

Weighted-average number of shares of common stock to be issued and outstanding - Basic	11,353,224	10,339,043	9,997,274

Weighted-average number of shares of common stock to be issued and outstanding - Diluted	11,358,298	10,339,043	9,999,448

See accompanying notes to the financial statements.

Profit Planners Management, Inc.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

				Additional	Amount Due	Accumulated
	Common Shares	Common	Common Stock	Paid-in	Under Subscription	Deficit during the
	Issued and Outstanding	Stock	Subscribed	Capital	Agreement	development stage	Total

Balance January 29, 2009 (Inception)	-	$-	$-	$-	-	$-	$-

Issuance of common stock	10,000,000	10,000	-	-	-	-	10,000
Net loss for the period ended May 31, 2009		-	-	-	-	(617)	(617)
Balance May 31, 2009	10,000,000	-	-	-	-	(617)	9,383

Issuance of common stock	416,669	416	-	12,084	-	-	12,500
Net loss for the year ended May 31, 2010	-	-	-	-	-	(16,939)	(16,939)
Balance May 31, 2010	10,416,669	10,416	-	12,084	-	(17,556)	4,944

Issuance of common stock to related party for services	2,000,000	2,000	-	58,000	-	-	60,000
Stock Dividend Payment	12,416,669	12,417	-	(12,417)	-	-	-
Stock issued under subscription agreement	185,185	185	-	33,148	-	-	33,333
Stock Due under subscription agreement	-	-	370	66,297	-	-	66,667
Amount due from subscriber under subscription agreement	-	-	-	-	(66,667)	-	(66,667)
Net loss for the year ended May 31, 2011	-	-	-	-	-	(93,122)	(93,122)
	25,018,523	$25,018	$370	$157,112	$(66,667)	$(110,678)	$5,155

See accompanying notes to the financial statements.

Profit Planners Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended May 31, 2011	Year Ended May 31, 2010	January 29, 2009 (Inception) - May 31, 2011

Cash Flows From Operating Activities
Net loss	$(93,122)	$(16,939)	$(110,678)
Adjustments to reconcile net loss to cash used in operating activities:
Issuance of stock for services - related party	60,000	-	60,000
Changes in operating assets and liabilities:
Accounts receivable-related party	(13,500)	(7,000)	(25,500)
Other current assets	(1,288)	-	(1,288)
Accounts and accrued expenses payable, and client deposits/retainers	11,798	2,760	14,558
Accounts and accrued expenses payable - related party	21,875	18,000	44,375
Net Cash Used in Operating Activities	(14,237)	(3,179)	(18,533)

Cash Flows From Financing Activities
Proceeds from Issuance of common stock	33,333	12,500	45,833
Proceeds from Issuance of common stock - related party	-	-	10,000
Net Cash Provided by Financing Activities	33,333	12,500	55,833

Net Increase in Cash	19,096	9,321	37,300
Cash, beginning of period	18,204	8,883	-
Cash, end of period	$37,300	$18,204	$37,300

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

NOTE 2 – SUMMARY OF SINGIFICANT ACCOUNTING POLICIES

Accounts receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2011 and May 31, 2010, no allowance for doubtful accounts was required.  The Company does not require collateral to support customer receivables.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 370,371 and 0 potentially dilutive shares outstanding as of May 31, 2011 and May 31, 2010, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has a net loss of $93,122 and net cash used in operations of $14,237 for the year ended May 31, 2011; and had working capital of $5,155 and an accumulated deficit of $110,678 at May 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The majority of revenues and accounts receivable are derived from providing consulting services (primarily CFO services) to two companies substantially owned by our CEO.  Consulting and professional services provided to these related companies by our CEO are classified as related party expenses.

On January 24, 2011, under an agreement dated January 24, 2011 the company issued Wesley Ramjeet, the company CEO and director, 2,000,000 shares of the company’s common stock at $.03 per share, based on the Company’s estimate of fair value of shares, for a total value of $60,000 in exchange for professional services performed.  The Company recognized $60,000 of consulting and professional expense related to the agreement.

NOTE 5 – INCOME TAXES

The Company has Federal net operating loss carryovers available to offset future taxable income as follows:

Year Generated	Year of Expiration	Amount
2009	2029	$617
2010	2030	16,939
2011	2031	93,121
		110,678

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of May 31:

	2011	2010
Deferred tax asset – net operating loss carryovers	$16,602	$2,633
Valuation allowance	(16,602)	(2,633)
Net deferred tax asset	$-	$-

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the asset.  The net change in valuation allowance was an increase of $13,969 and $2,540 in 2011 and 2010, respectively.

The reconciliation of income tax benefit attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows:

	Year Ended May 31, 2011	May 31, 2010
Income tax at U.S. statutory rate of 15%	$(13,969)	$(2,540)
Increase in valuation allowance	13,969	2,540
Income tax benefit	$-	$-

NOTE 6 –  SUBSCRIPTION AGREEMENT

In May 2011 the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”)  whereby Orchid agreed to purchase 555,556 shares of the company’s restricted common stock for $100,000.  The Company issued 185,185 shares of common stock under the subscription agreement. As of August 29, 2011, the company has received $33,333 of the $100,000 by subscription agreement through the private placement.  Upon receipt of the remaining $66,667, an additional 370,371 shares will be issued.

NOTE 7 –  LEASES
The Company entered into a one year operating lease for office space in Florida.  Rent of $663 is paid on a monthly basis for basic office services and totaled $2,650 for the year ended May 31, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 29, 2011 by the undersigned, thereunto authorized.

PROFIT PLANNERS MANAGEMENT, INC.

By:	/s/ Wesley Ramjeet
Wesley Ramjeet,Chief Executive Officer and Director

By:	/s/ Wesley Ramjeet
Wesley Ramjeet, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE

/s/ Wesley Ramjeet	Chief Executive Officer	August 30, 2011
Wesley Ramjeet	and Director

/s/ Bradley L Steere II	Secretary and Director	August 30, 2011
Bradley L Steere II