Form 10-Q
period 2011-08-31
Profit Planners Management, Inc.
filed 2011-10-20
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER:    333-142076

PROFIT PLANNERS MANAGEMENT, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	90-0450030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Madison Avenue, 8th Floor
New York, New York 10017
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

As of October 14, 2011, the issuer had 25,018,523 outstanding shares of Common Stock.

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Consolidated Balance Sheets

	August 31, 2011	May 31, 2011
Assets
Current Assets:
Cash	$26,556	$37,300
Accounts receivable	42,637	-
Accounts receivable-related party	28,500	25,500
Other current assets	1,288	1,288
Total Assets	$98,981	$64,088

Liabilities and Stockholders' Equity
Current liabilities:
Client Deposits/Retainers	$-	$3,500
Accounts and accrued expenses payable	7,487	11,058
Accounts and accrued expenses payable - related party	75,641	44,375
Total Liabilities	83,128	58,933

Stockholders' Equity
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 25,018,523 and 10,416,669 shares issued and outstanding, respectively	25,018	25,018
Common stock - $.001 par value; 370,371 shares subscribed not issued	370	370
Additional paid-in capital	157,477	157,112
Less: Amount due from subscriber under subscription agreement	(66,667)	(66,667)
Accumulated deficit	(100,345)	(110,678)
Total Stockholders' Equity	15,853	5,155
Total Liabilities And Stockholders' Equity	$98,981	$64,088

See accompanying notes to consolidated financial statements.

Profit Planners Management, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three months Ended August 31, 2011	Three months Ended August 31, 2010

Revenue	$46,637	$-
Revenue - Related Parties	3,000	6,000
	49,637	6,000

Operating expenses:
Consulting & professional expenses - related party	29,488	4,500
Consulting & professional expenses	2,136	9,970
Other operating expenses	7,680	1,446
Total operating expenses	39,304	15,916

Net Income (Loss)	$10,333	$(9,916)

Basic and diluted net income (loss) per weighted-average shares common stock	$0.00	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding-Basic	25,027,039	10,416,669

Weighted-average number of shares of common stock to be issued and outstanding-Diluted	25,397,410	10,416,669

See accompanying notes to consolidated financial statements.

Profit Planners Management, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended August 31, 2011	Three months ended August 31, 2010

Cash Flows From Operating Activities
Net income (loss)	$10,333	$(9,916)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock compensation	365	-
Changes in operating assets and liabilities:
Accounts receivable	(42,637)	-
Accounts receivable-related party	(3,000)	(6,000)
Accounts and accrued expenses payable, and client deposits/retainers	(7,071)	9,037
Accounts and accrued expenses payable - related party	31,266	4,500
Net Cash Used in Operating Activities	(10,744)	(2,379)

Net decrease in Cash	(10,744)	(2,379)
Cash, beginning of period	37,300	18,204
Cash, end of period	$26,556	$15,825

See accompanying notes to consolidated financial statements.

Profit Planners Management, Inc.
Notes to Consolidated Financial Statements
August 31, 2011
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Profit Planners Management, Inc. (the “Company”) was a development stage company until May 31, 2011.  As of August 31, 2011 the Company is no longer in development stage because the Company has generated sufficient third party revenue.

In August 2011, the Company formed a wholly owned subsidiary Profit Planners South (“PPS”), a South Carolina Corporation. PPS was formed to perform services in Charleston, South Carolina. The condensed consolidated financial statements for the three months ended August 31, 2011 include the accounts of PPS and all significant intercompany balances and transactions have been eliminated.

The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2011.  The interim results for the period ended August 31, 2011 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 370,371 potentially dilutive shares outstanding as of August 31, 2011 and May 31, 2011.

NOTE 3 – GOING CONCERN

The Company has used $10,744 net cash in operations for the three months ended August 31, 2011 and has only $15,853 of working capital in addition to an accumulated deficit of $100,345 at August 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONCENTRATION RISK

Major Customers

For the three months ended August 31, 2011 and three months ended August 31, 2010, the Company had four and two customers, respectively, who accounted for 100% of total revenues. One customer accounted for 92% of sales for the three months ended August 31, 2011 and 60% of accounts receivable at August 31, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS

Revenues of $3,000 and $6,000 for the three month period ended August 31, 2011 and 2010, respectively, are derived from providing consulting services (primarily CFO services) to two companies substantially owned by our CEO.  Accounts receivable related to these two companies totaled $28,500 and $25,500 at August 31, 2011 and 2010, respectively.

Consulting and professional expenses totaling $29,488 and $4,500 for the three months ended August 31, 2011 and 2010, respectively, are derived from consulting services provided by our CFO and outsourcing consulting services to a company substantially owned by our CEO.

NOTE 6 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three months ended August 31, 2011.  Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years.  At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 7 –  SUBSCRIPTION AGREEMENT

In May 2011 the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase 555,556 shares of the company’s restricted common stock for $100,000.  The Company issued 185,185 shares of common stock under the subscription agreement during May 2011 upon receipt of $33,333.  On September 7, 2011, the Company received another $33,333 and issued 185,185 more shares of common stock under the subscription agreement.

As of October 20, 2011, the Company has received a total of $66,666 of the $100,000 by subscription agreement through the private placement.  Upon receipt of the remaining $33,334, an additional 185,186 shares will be issued.

NOTE 9 – STOCK COMPENSATION

Profit Planners South entered into an employment agreement with an employee on August 1, 2011.  In connection with the agreement the Company will issue 25,000 shares of Company common stock to the employee as stock compensation.  The common stock vests over two years from the date of the employment agreement.  In connection with the agreement, the Company recognized stock compensation expense of $365 for the period ended August 31, 2011.  Additional stock compensation of $8,385 is expected to be recognized over the remaining period of the employment agreement.

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

Marketing

Our marketing efforts will be targeted to small to mid sized companies that are known to, located or identified by our CEO.  We will also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. Our focus will be on continuing to expand our client base to include companies that are not affiliated with our CEO. We believe that this strategy will provide the best results given our limited marketing budget.

Our target will be on companies that have sales of less than $100 million and are based in North America. Our industry focus is media, technology, oil, gas, coal and renewable energy. Although we will focus on these industries we will look at opportunities in other industries if it makes economic sense.

Our web-site is www.profitplannersmgt.com and we continue to develop this web-site as part of our marketing strategy.

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from its inception and has an accumulated deficit of $100,345 as of August 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts receivable

Accounts receivable represents CFO and accounting services obligations from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of August 31, 2011, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services.  The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Results of operations

Three Months Ended August 31, 2011 and August 31, 2010

For the three months ended August 31, 2011 and August 31, 2010, we had revenue of $49,637 and $6,000, of which $3,000 and $6,000 was derived from related-party service income, respectively.  The increase in revenue was mainly due to a new third party customer in the three months ended August 31,2011 compared to the three months ended August 31, 2010.  Operating expenses for the three months ended August 31, 2011 and August 31, 2010 totaled $39,304 and $15,916, respectively resulting in a net income of $10,333 and a net loss of $9,916, respectively.

Operating expenses for the three months ended August 31, 2011 was $39,304, comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500, other related party consulting and professional expenses of $24,988, accounting fees of $2,136, filing fees of $285, stock compensation expense of $365 and other operating expenses for $7,030.  For the three months ended August 31, 2010, the operating expenses was $15,916, which was comprised of related party consulting fees for Wesley Ramjeet, CEO, of $4,500, accounting fees of $9,970 and filing fees of $1,446. The increase in operating expenses for the three months ended August 31, 2011 compared to August 31, 2010 was mainly due an increase in outsourcing consulting services to service third party revenue obtained during the three months ended August 31, 2011.

Liquidity and Capital Resources

Capital Resources and Liquidity

As of August 31, 2011, we had cash of $26,556 as compared to cash of $37,300 as of May 31, 2011. Net cash used in operating activities totaled $10,744 and $2,379 for the three months ended August 31, 2011 and August 31, 2010, respectively.  We had a net income (loss) of $10,333 and $(9,916) during these periods, respectively.  During the three months ended August 31, 2011 compared to August 31, 2010, we had stock compensation of $365 and none, and changes in operating assets and liabilities of $(21,442) and $7,537 resulting in a net decrease in cash of $10,744 and $2,379, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended August 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings as of the date of filing of this Quarterly Report.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10K for the fiscal year ended May 31, 2011 contains a description of the risk factors relating to our operations and to an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any equity shares during the fiscal quarter covered by this Quarterly Report.

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

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
October 20, 2011	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director