Form 10-Q
period 2011-11-30
Profit Planners Management, Inc.
filed 2012-01-20
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of January 17, 2012, the issuer had 25,203,708 outstanding shares of Common Stock.

Profit Planners Management, Inc.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of November 30, 2011 (Unaudited) and May 31, 2011 (Audited)	1
	Condensed Consolidated Statements of Operations for the three months and six months ended November 30, 2011 (Unaudited), the three months and six months ended November 30, 2010 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2011 (Unaudited) and the six months ended November 30, 2010 (Unaudited)	3
	Notes to the Condensed Consolidated Financials (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T	Controls and Procedures	9

	PART II
Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	11

SIGNATURES		12

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	November 30, 2011	May 31, 2011
Assets
Current Assets:
Cash	$40,660	$37,300
Accounts receivable	130,001	-
Accounts receivable-related party	28,500	25,500
Other current assets	11,288	1,288
Total current assets	210,449	64,088

Property, plant & equipment, cost	1,400	–

Total Assets	$211,849	$64,088

Liabilities and Stockholders' Equity
Current liabilities:
Client Deposits/Retainers	$2,299	$3,500
Accrued payroll	13,111	-
Accounts and accrued expenses payable	24,740	11,058
Accounts and accrued expenses payable - related party	115,803	44,375
Total Liabilities	155,953	58,933

Stockholders' Equity
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 25,203,708 and 25,018,523 shares issued and outstanding, respectively	25,203	25,018
Common stock - $.001 par value; 185,186 shares subscribed not issued	185	370
Additional paid-in capital	159,820	157,112
Less: Amount due from subscriber under subscription agreement	(33,334)	(66,667)
Accumulated deficit	(95,978)	(110,678)
Total Stockholders' Equity	55,896	5,155
Total Liabilities And Stockholders' Equity	$211,849	$64,088

See accompanying notes to consolidated financial statements.

Profit Planners Management, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended Nov. 30, 2011	Three Months Ended Nov. 30, 2010	Six Months Ended Nov. 30, 2011	Six Months Ended Nov. 30, 2010

Revenue	$141,063	$-	$187,700	$-
Revenue - Related Parties	–	3,000	3,000	9,000
Total revenue	141,063	3,000	190,700	9,000

Cost of Revenue
Consulting & professional expenses - related party	37,387	-	62,375	-
Staff salaries – project related	25,063	-	25,063	-
Total cost of revenue	62,450	-	87,438	-

Gross Profit (Loss)	78,613	3,000	103,262	9,000

Operating expenses:
Officer’s compensation	22,532	4,500	27,032	9,000
Consulting & professional expenses	26,725	1,774	28,861	11,744
Other operating expenses	24,989	6,194	32,669	7,640
Total operating expenses	74,246	12,468	88,562	28,384

Net Income (Loss)	$4,367	$(9,468)	$14,700	$(19,384)

Basic and diluted net loss per weighted-average shares common stock	$0.00	$(0.00)	$0.00	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding-Basic	25,241,223	10,416,669	25,133,500	10,416,669

Weighted-average number of shares of common stock to be issued and outstanding-Diluted	25,611,594	10,416,669	25,503,871	10,416,669

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010

Cash Flows From Operating Activities
Net loss	$14,700	$(19,384)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	2,708
Changes in operating assets and liabilities:
Accounts receivable	(130,001)
Accounts receivable-related party	(3,000)	(9,000)
Other current assets	(10,000)
Accounts and accrued expenses payable	12,481	6,765
Accounts and accrued expenses payable - related party	84,539	9,000
Net Cash Used in Operating Activities	(28,573)	(12,619)

Cash Flows From Investing Activities
Capital expenditures	(1,400)	-
Net Cash Used In Investing Activities	(1,400)	-

Cash Flows From Financing Activities
Issuance of common stock under subscription agreement	33,333	-
Net Cash Provided by Financing Activities	33,333

Net Change in Cash	3,360	(12,619)
Cash, beginning of period	37,300	18,204
Cash, end of period	$40,660	$5,585

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.
Notes to Condensed Consolidated Financial Statements
November 30, 2011
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

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 360,186 and -0- potentially dilutive shares outstanding as of November 30, 2011 and May 31, 2011.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $95,978 and net cash used in operations of $28,573 for the six months ended November 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONCENTRATION RISK

Major Customers

For the six months ended November 30, 2011 and November 30, 2010, the Company had four and two customers, respectively, who accounted for 83% and 100% of total revenues. Two customers accounted for 62% of sales for the six months ended November 30, 2011 and 54% of accounts receivable at November 30, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS

Revenues of $-0- and $3,000 for the three-month period and $3,000 and $9,000 for the six-month period ended November 30, 2011 and 2010, respectively, are derived from providing consulting services (primarily CFO services) to two companies substantially owned by our CEO.  Accounts receivable related to these two companies totaled $28,500 and $21,000 at November 30, 2011 and 2010, respectively.

Consulting and professional expenses totaling $37,387 and $-0- for the three-month period and $62,375 and $-0- for the six-month period ended November 30, 2011 and 2010, respectively, are derived from consulting services provided by outsourcing consulting services to a company substantially owned by our CEO. On November 21, 2011, the Company’s CEO became an employee of the Company.

NOTE 6 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the six months ended November 30, 2011.  Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years.  At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

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

As of November 30, 2011, the Company has received a total of $66,666 of the $100,000 by subscription agreement through the private placement.  Upon receipt of the remaining $33,334, an additional 185,186 shares will be issued.

NOTE 8 – STOCK COMPENSATION

Profit Planners South entered into an employment agreement with an employee on August 1, 2011.  In connection with the agreement the Company will issue 25,000 shares of Company common stock to the employee as stock compensation.  The common stock vests over two years from the date of the employment agreement.  In connection with the agreement, the Company recognized stock compensation expense of $365 for the three-month period and $1,458 for the six-month period ended November 30, 2011.  Additional stock compensation of $7,292 is expected to be recognized over the remaining period of the employment agreement.

On November 18, 2011, Profit Planners Management, Inc. entered into an agreement with a consultant. The agreement has an initial term of three (3) years. Under the terms of the agreement, the Company would pay the consultant a fee of $10,000 per month and would grant 150,000 total shares of restricted common stock. The shares shall vest over the term of the agreement at the rate of 50,000 shares per year. In connection with the consulting agreement, the Company recognized stock compensation expense of $1,250 for the period ended November 30, 2011.  Additional stock compensation of $43,750 is expected to be recognized over the remaining period of the agreement.

NOTE 9 – LEASES

Profit Planners Management, Inc. entered into a lease agreement with Collins Stewart, LLC in September 2011 for the use of office space at 350 Madison Avenue in New York, N.Y. Under the terms of the agreement, the Company would pay base rent and fees of $1,964 per month. The lease expires on December 31, 2012 and is cancellable upon 90 days of notice.

On June 9, 2011, the Company entered into a lease agreement with Broward Business Property Management II, LLC for the use of office space at 3001 West Hallendale Beach Boulevard, Pembroke Park, Fla. Under the terms of the lease, the Company would pay base rent and fees of $1,196 per month. The agreement ends in June 2012.

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

Overview

We are a Nevada Corporation founded in January 2009. We provide professional services such as management consulting, business development, sales and marketing, and CFO consulting services. We typically get involved in transactions including, but not limited to, the sale of a business, business reorganizations, the transfer of a family business, estate planning and the tax implications of such transactions.

Marketing

Our marketing efforts will be targeted to small to mid sized companies that are known to, located or identified by our Management Team.  We will also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. In addition, we are in the process of developing a network of producers to sell our services.

Our targets are companies that have sales of less than $300 million. Our industry focus is media, technology, oil, gas, coal and renewable energy. Although we will focus on these industries we will look at opportunities in other industries if it makes economic sense.

Our web-site is www.profitplannersmgt.com and we continue to develop this web-site as part of our marketing strategy.

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from its inception and has an accumulated deficit of $95,978 as of November 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2012, the Company intends to raise financing for the purpose of funding operating expenses.  However, there can be no assurance that the raising of future equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts receivable

Accounts receivable represents CFO and accounting services obligations from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of November 30, 2011, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Results of operations

Three and Six Months Ended November 30, 2011 and November 30, 2010

For the three months ended November 30, 2011 and November 30, 2010, the company had revenue of $141,063 and $3,000, of which zero and $3,000 were derived from related-party service income, respectively.  The increase in revenue was mainly due to a new third party customer in the three months ended November 30, 2011 compared to the three months ended November 30, 2010.  Cost of revenue and operating expenses for the three months ended November 30, 2011 and November 30, 2010 totaled $136,696 and $12,468, respectively resulting in a net income of $4,367 and a net loss of $9,468, respectively.

Cost of revenues and operating expenses for the three months ended November 30, 2011 comprised of officer compensation for Wesley Ramjeet, CEO, of $22,532, other related party consulting and professional expenses of $37,387, salaries and wages of $25,063, professional fees (consulting, legal, audit and accounting) of $26,725, rent expense of $11,680, web development expense of $4,500, travel-related costs of $3,440, stock compensation expense of $2,344 and other operating expenses for $3,025.  For the three months ended November 30, 2010, the operating expenses comprised of officer compensation for Wesley Ramjeet, CEO, of $4,500, accounting fees of $1,774 and filing fees of $6,194. The increase in cost of revenue and operating expenses for the three months ended November 30, 2011 compared to November 30, 2010 was mainly due an increase in outsourcing consulting services to service third party revenue obtained during the three months ended November 30, 2011.

For the six months ended November 30, 2011 and November 30, 2010, the company had revenue of $190,700 and $9,000, of which $3,000 and $9,000 were derived from related-party service income, respectively.  The increase in revenue was mainly due to a new third party customer in the six months ended November 30, 2011 compared to the six months ended November 30, 2010.  Cost of revenue and operating expenses for the six months ended November 30, 2011 and November 30, 2010 totaled $176,000 and $28,384, respectively resulting in a net income of $14,700 and a net loss of $19,384, respectively.

Cost of revenues and operating expenses for the six months ended November 30, 2011 comprised of officer compensation for Wesley Ramjeet, CEO, of $27,032, other related party consulting and professional expenses of $62,375, salaries and wages of $25,063, professional fees (consulting, legal, audit and accounting) of $29,716, rent expense of $13,814, web development expense of $4,500, travel-related costs of $4,664, filing fees of $285, stock compensation expense of $2,708 and other operating expenses for $5,843.  For the six months ended November 30, 2010, the operating expenses was $28,384, which was comprised of officer compensation for Wesley Ramjeet, CEO, of $9,000, accounting fees of $11,744 and filing fees of $7,640. The increase in cost of revenue and operating expenses for the six months ended November 30, 2011 compared to November 30, 2010 was mainly due an increase in outsourcing consulting services to service third party revenue obtained during the six months ended November 30, 2011.

Liquidity and Capital Resources

Capital Resources and Liquidity

As of November 30, 2011, the Company had cash of $40,660 as compared to cash of $37,300 as of May 31, 2011. Net cash used in operating activities totaled $28,573 and $12,619 for the six months ended November 30, 2011 and November 30, 2010, respectively.  The Company had a net income of $14,700 and net loss of $19,384 during these periods, respectively.  During the six months ended November 30, 2011 compared to November 30, 2010, the Company had stock compensation expense of $2,708 and zero, and changes in operating assets and liabilities of $(45,981) and $6,765 resulting in a net increase in cash of $3,360 and net decrease of cash of $12,619, respectively. During the six-months ended November 30, 2011, the Company received $33,333 in cash from the stock subscription agreement.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended November 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any equity shares during the fiscal quarter covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Consulting Agreement with Sam Jacobs

On November 18, 2011, we entered into a consulting agreement with Samuel Jacobs (the “Jacobs Consulting Agreement”), which has an initial term of three (3) years. Under the terms of the Jacobs Consulting Agreement, Mr. Jacobs will provide services to the Company similar to those of a Vice-President of Business Development. Mr. Jacobs will receive a consulting fee of $10,000 per month. As additional compensation, Mr. Jacobs will be issued 150,000 shares of our common stock, which shall vest over the term of the Jacobs Consulting Agreement at the rate of 50,000 shares per year. Mr. Jacobs will be entitled to certain bonus payments based on the new clients that he brings to the company. Under the terms of the Jacobs Consulting Agreement, Mr. Jacobs is required to generate a minimum of $7,500 per month in revenue for the company through his business development activities.

The foregoing description of the Jacobs Consulting Agreement is not intended to be complete and is qualified in its entirety by the complete text of that agreement, the form of which is attached as Exhibit 10.1 to this Report.

Employment Agreement with Wesley Ramjeet

On November 21, 2011, we entered into an employment agreement with Wesley Ramjeet, our CEO and President (the “Ramjeet Employment Agreement”), which has an initial term of three (3) years. Under the terms of the Ramjeet Employment Agreement, Mr. Ramjeet will continue to serve as our President and Chief Executive Officer. Mr. Ramjeet is also a member of our board of directors.  Mr. Ramjeet will receive a base salary of $150,000 per year in the first year of the agreement, $200,000 per year in the second year of the agreement and $250,000 per year in the third year of the agreement. Mr. Ramjeet will be entitled to certain bonus payments based on the revenue of the company and capital raised by the company. The amount of Mr. Ramjeet’s potential bonus payments are described in greater detail in Schedule A to the Ramjeet Employment Agreement, a copy of which is attached hereto as Exhibit 10.1.

The Ramjeet Employment Agreement would be terminated under the terms of that agreement upon the death or disability of Mr. Ramjeet. If we terminate Mr. Ramjeet’s employment for “Cause” (as defined in the agreement), or if Mr. Ramjeet terminates his employment voluntarily for other than “Good Reason” before the end of the term, Mr. Ramjeet will be entitled to receive his base salary through the date his employment terminates and any pro rata bonus earned through that date. If Mr. Ramjeet’s employment is terminated by us without “Cause” then he will be entitled to receive: (i) his base salary through the termination date; (ii) a single sum payment equal to six months of Mr. Ramjeet’s base salary; and (iii) reimbursement for the cost of up to the first twelve months of continuing group health plan coverage which Mr. Ramjeet and his covered dependents receive pursuant to COBRA.

The foregoing description of the Ramjeet Employment Agreement is not intended to be complete and is qualified in its entirety by the complete text of that agreement, the form of which is attached as Exhibit 10.2 to this Report.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1 #
Consulting Agreement dated as of November 18, 2011 by and between Profit Planners Management, Inc. and Mr. Samuel Jacobs. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 22, 2011.

10.2 #@
Employment Agreement dated as of November 1, 2011 by and between Profit Planners Management, Inc. and Mr. Wesley Ramjeet. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 22, 2011.

31.1 *	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
January 19, 2012	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director