Form 10-Q
period 2012-02-29
Profit Planners Management, Inc.
filed 2012-04-16
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER:    333-142076

PROFIT PLANNERS MANAGEMENT, INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	90-0450030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Madison Avenue, 8th Floor

New York, New York 10017

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (646) 416-6802

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ___   No: X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __    No X

As of April __, 2012, the issuer had 25,203,708 outstanding shares of Common Stock.

Profit Planners Management, Inc.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of February 29, 2012 (Unaudited) and May 31, 2011 (Audited)	1
	Condensed Consolidated Statements of Operations for the three months and nine months ended February 29, 2012 (Unaudited), the three months and nine months ended February 28, 2011 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2012 (Unaudited) and the nine months ended February 28, 2011 (Unaudited)	3
	Notes to the Condensed Consolidated Financials (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T	Controls and Procedures	9

	PART II
Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	11

SIGNATURES		12

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	February 29, 2012	May 31, 2011
Assets
Current Assets:
Cash	$57,272	$37,300
Accounts receivable	89,279	-
Accounts receivable-related party	28,500	25,500
Other current assets	11,288	1,288
Total current assets	186,339	64,088

Property, plant and equipment, cost	3,550	–
Less: Accumulated depreciation	(57)	–
PP&E, net	3,493	–

Total Assets	$189,832	$64,088

Liabilities and Stockholders' Equity
Current liabilities:
Client deposits/retainers	$–	$3,500
Accounts and accrued expenses payable	25,438	11,058
Accounts and accrued expenses payable - related party	139,576	44,375
Total Liabilities	165,014	58,933

Stockholders' Equity
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 25,203,708 and 25,018,523 shares issued and outstanding, respectively	25,203	25,018
Common stock - $.001 par value; 185,186 shares subscribed not issued	185	370
Additional paid-in capital	164,664	157,112
Less: Amount due from subscriber under subscription agreement	(33,334)	(66,667))
Accumulated deficit	(131,900)	(110,678))
Total Stockholders' Equity	24,818	5,155
Total Liabilities And Stockholders' Equity	$189,832	$64,088

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 29 2012	Three Months Ended February 28, 2011	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011

Revenue	$143,583	$-	$331,283	$-
Revenue - Related Parties	2,660	3,000	5,660	12,000
Total revenue	146,243	3,000	336,943	12,000

Cost of Revenue
Consulting & professional expenses - related party	–	60,000	62,375	60,000
Staff salaries – project related	62,571	–	87,634	–
Total cost of revenue	62,571	60,000	150,009	60,000

Gross Profit (Loss)	83,672	(57,000)	186,934	(48,000)

Operating expenses:
Officer’s compensation	28,724	4,500	55,756	13,500
Marketing & professional expenses	63,153	1,927	92,014	13,671
Other operating expenses	27,717	5,213	60,386	12,853
Total operating expenses	119,594	11,640	208,156	40,024

Net Income (Loss)	$(35,922)	$(68,640)	$(21,222)	$(88,024)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding-Basic and Diluted	25,203,708	11,194,447	25,137,474	10,673,079

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011

Cash Flows From Operating Activities
Net loss	$(21,222)	$(88,024)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	57	–
Stock compensation	7,552	–
Stock issued for services to a related party	–	60,000
Changes in operating assets and liabilities:
Accounts receivable	(89,279)	–
Accounts receivable-related party	(3,000)	(10,500)
Other current assets	(10,000)	(1,288)
Accounts and accrued expenses payable	10,880	10,450
Accounts and accrued expenses payable - related party	95,201	13,500
Net Cash Used in Operating Activities	(9,811)	(15,862)

Cash Flows From Investing Activities
Capital expenditures	(3,550)	-
Net Cash Used In Investing Activities	(3,550)	-

Cash Flows From Financing Activities
Proceeds from related party	–	2,380
Issuance of common stock under subscription agreement	33,333	–
Net Cash Provided by Financing Activities	33,333	2,380

Net Change in Cash	19,972	(13,482)
Cash, beginning of period	37,300	18,204
Cash, end of period	$57,272	$4,722

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Profit Planners Management, Inc. (the “Company”) was a development stage company as of May 31, 2011.  As of August 31, 2011 the Company was no longer in development stage because the Company has generated sufficient third party revenue.

In August 2011, the Company formed a wholly owned subsidiary Profit Planners South (“PPS”), a South Carolina Corporation. PPS was formed to perform services in Charleston, South Carolina. The condensed consolidated financial statements for the nine months ended February 29, 2012 include the accounts of PPS and all significant intercompany balances and transactions have been eliminated.

The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2011.  The interim results for the period ended February 29, 2012 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $131,900 and used net cash in operations of $9,811 in the nine months ended February 29, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.  In addition, management intends to obtain capital in the near future through additional private placement offerings. However, there can be no assurance that the raising of equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity or other financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – CONCENTRATION RISK

For the three months and nine months ended February 29, 2012, the Company had three and four customers, respectively, who accounted for 88% and 72% of total revenues. Two customers accounted for 32% of accounts receivable at February 29, 2012.

NOTE 4 – RELATED PARTY TRANSACTIONS

Revenues of $2,660 and $3,000 for the three-month period and $5,660 and $12,000 for the nine-month period ended February 29, 2012 and February 28, 2011, respectively, are derived from providing consulting services (primarily CFO services) to two companies substantially owned by our CEO.  Accounts receivable related to these two companies totaled $28,500 and $25,500 at February 29, 2012 and May 31, 2011, respectively.

Consulting and professional expenses totaling $-0- and $60,000 for the three-month period and $62,375 and $60,000 for the nine-month period ended February 29, 2012 and February 28, 2011, respectively, are derived from consulting services provided by outsourcing consulting services to a company substantially owned by our CEO. On November 21, 2011, the Company’s CEO became an employee of the Company.

NOTE 5 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the nine months ended February 29, 2012.  Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years.  At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

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

As of February 29, 2012, the Company has received a total of $66,666 of the $100,000 by subscription agreement through the private placement.  Upon receipt of the remaining $33,334, an additional 185,186 shares will be issued.

NOTE 7 – STOCK COMPENSATION

Profit Planners South entered into an employment agreement with an employee on August 1, 2011.  In connection with the agreement the Company will issue 25,000 shares of Company common stock to the employee as stock compensation.  The common stock vests over two years from the date of the employment agreement.  In connection with the agreement, the Company recognized stock compensation expense of $1,094 for the three-month period and $2,552 for the nine-month period ended February 29, 2012.  Additional stock compensation of $6,198 is expected to be recognized over the remaining period of the employment agreement.

On November 18, 2011, Profit Planners Management, Inc. entered into an agreement with a consultant. The agreement has an initial term of three (3) years. Under the terms of the agreement, the Company will pay the consultant a fee of $10,000 per month and will grant 150,000 total shares of restricted common stock. The shares shall vest over the term of the agreement at the rate of 50,000 shares per year. In connection with the consulting agreement, the Company recognized stock compensation expense of $3,750 and $5,000 for the three-month period and nine-month period ended February 29, 2012.  Additional stock compensation of $40,000 is expected to be recognized over the remaining period of the agreement.

NOTE 8 – LEASES

Profit Planners Management, Inc. entered into a lease agreement in September 2011 for the use of office space at 350 Madison Avenue in New York, N.Y. Under the terms of the agreement, the Company pays base rent and fees of $1,964 per month. The lease expires on December 31, 2012 and is cancellable upon 90 days of notice.

On June 9, 2011, the Company entered into a lease agreement for the use of office space at 3001 West Hallendale Beach Boulevard, Pembroke Park, Fla. Under the terms of the lease, the Company pays base rent and fees of $1,196 per month. The agreement ends in June 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Our targets are companies that have sales of less than $300 million. Our industry focus is media, technology, oil, gas, coal and renewable energy. Although we will focus on these industries, we will look at opportunities in other industries if it makes economic sense.

Our web-site is www.profitplannersmgt.com and we continue to develop this web-site as part of our marketing strategy.

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from its inception and has an accumulated deficit of $131,900 as of February 29, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2012, the Company intends to raise additional financing for the purpose of funding operating expenses.  However, there can be no assurance that the raising of future equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts receivable

Accounts receivable represents CFO and accounting services obligations from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of February 29, 2012, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Results of operations

Three and Nine Months Ended February 29, 2012 and February 28, 2011

For the three months ended February 29, 2012 and February 28, 2011, the company had revenue of $146,243 and $3,000, of which $2,660 and $3,000 were derived from related-party service income, respectively.  The increase in revenue was mainly due to new third party customers in the three months ended February 29, 2012 compared to the three months ended February 28, 2011.  Cost of revenue and operating expenses for the three months ended February 29, 2012 and February 28, 2011 totaled $182,165 and $71,640, respectively, resulting in a net loss of $35,922 and $68,640, respectively.

Cost of revenues and operating expenses for the three months ended February 29, 2012 comprised of officer compensation for Wesley Ramjeet, CEO, of $28,724, staff salaries and wages of $62,571, professional fees (marketing, legal, audit and accounting) of $63,153, rent expense of $8,995, travel-related costs of $2,319, stock compensation expense of $4,844, insurance expense of $5,717 and other operating expenses of $5,842.  For the three months ended February 28, 2011, the operating expenses comprised of officer compensation for Wesley Ramjeet, CEO, of $4,500, other related party consulting and professional expenses of $60,000, accounting fees of $1,927, and other operating expenses of $5,213. The increase in cost of revenue and operating expenses for the three months ended February 29, 2012 compared to February 28, 2011 was mainly due an increase in outsourcing consulting services to service third party revenue obtained during the three months ended February 29, 2012.

For the nine months ended February 29, 2012 and February 28, 2011, the company had revenue of $336,943 and $12,000, of which $5,660 and $12,000 were derived from related-party service income, respectively.  The increase in revenue was mainly due to new third party customers in the nine months ended February 29, 2012 compared to the nine months ended February 28, 2011.  Cost of revenue and operating expenses for the nine months ended February 29, 2012 and February 28, 2011 totaled $358,165 and $100,024, respectively resulting in a net loss of $21,222 and $88,024, respectively.

Cost of revenues and operating expenses for the nine months ended February 29, 2012 comprised of officer compensation for Wesley Ramjeet, CEO, of $55,756, other related party consulting and professional expenses of $62,375, staff salaries and wages of $87,634, professional fees (marketing, legal, audit and accounting) of $92,014, rent expense of $23,358, insurance expense of $5,717, web development expense of $4,500, travel-related costs of $7,003, stock compensation expense of $7,552 and other operating expenses for $12,256.  For the nine months ended February 28, 2011, the operating expenses comprised of officer compensation for Wesley Ramjeet, CEO, of $13,500, other related party consulting and professional expenses of $60,000, professional fees (marketing, legal, audit and accounting) of $13,671, and other operating expenses of $12,853. The increase in cost of revenue and operating expenses for the nine months ended February 29, 2012 compared to February 28, 2011 was mainly due an increase in outsourcing consulting services to service third party revenue obtained during the nine months ended February 29, 2012.

Liquidity and Capital Resources

Capital Resources and Liquidity

As of February 29, 2012, the Company had cash of $57,272 as compared to cash of $37,300 as of May 31, 2011. Net cash used in operating activities totaled $9,811 and $15,862 for the nine months ended February 29, 2012 and February 28, 2011, respectively.  The Company had a net loss of $21,222 and $88,024 during these periods, respectively.  During the nine months ended February 29, 2012, the Company had stock compensation expense of $7,552 and depreciation expense of $57, with the remaining decrease in operating assets and liabilities of $3,802. During the nine months ended February 28, 2011, the Company had stock-based expense of $60,000 related to related party for services, with the remaining decrease in operating assets and liabilities of $12,162. During the nine-months ended February 29, 2012, the Company received $33,333 in cash from the stock subscription agreement. Net cash increased $19,972 and decreased $13,482 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended February 29, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
April 16, 2012	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director

