Form 10-K
period 2012-05-31
Profit Planners Management, Inc.
filed 2012-09-12
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

☐ Yes                               ☒ No

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

Yes ☐                    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed fiscal quarter, was $ 988,482.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 11, 2012
Common Stock, $.001 par value per share	25,203,708 shares

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

Our Business

We are an early stage company with a very limited operating history. Over the past twelve months our operations have expanded into several business areas. Our current operations are divided into five different revenue lines:

•	CFO, Accounting and Tax services;
•	Energy and telecom cost reduction services;
•	Insurance and healthcare insurance services;
•	Business to Business Social Media
•	Management Services

Our CFO, Accounting and Tax services is currently the main revenue guarantor with more than 95% of our revenues. In the future, we expect this percentage to go down as our other revenues gains traction in the market place.

CFO, Accounting and Tax Services

Our CFO, Accounting and Financial Services division provides management, staffing, payroll, human resources, billing and tax services to our clients. We provide short-term engagements of outside management services to help companies complete certain transactions or restructurings. Additionally, we provide outside human resources services and monthly accounting, payroll, and billing services to businesses that do not have those departments.

Clients are billed either on an hourly basis for the accounting and financial services we provide or under a monthly retainer, if the engagement is to be for an extended period of time. The hourly rates that we charge our clients for these services depends on the complexity of the work being done and the experience level of the persons assigned to the work.

Energy and Telecom Cost Reduction Services

Our Energy and Telecom Cost Reduction division provides audits to our clients to help them identify areas of savings in their energy and telecom bills. Such savings may be achieved by identifying lower cost providers of the services being used by our clients or advising them on how to more efficiently receive the services they need, while eliminating the services they don’t.

Insurance and Healthcare Insurance Services

Our Insurance and Healthcare Insurance division www.twinpeaksplus.com is a licensed insurance brokerage. We offer a wide array of insurance and insurance related products such as life insurance, annuities, health insurance, healthcare discount benefit cards and programs as well as self funded health insurance accounts. Our Insurance and Healthcare Insurance division offers insurance services to our corporate clients as part of our consulting services. It also sells insurance products and services directly to individuals and companies that have not engage us for other consulting services.

We receive commission from the insurance carrier based on the premium of the product being purchased.

Business-to-Business Social Media Platform

We have developed www.unifiedpartnersgroup.com an interactive online business platform connecting businesses and entrepreneurs to its community members, consumers, and resources. Unified Partners Group helps businesses generate growth and increased revenue via social networking, providing access to business development tools, advertising and referral programs.

Currently we are operating Unified Partners as part of the marketing program for our services and products. As new users sign up for the Unified Partners interactive platform, we will use the information gathered from those users to target our marketing to companies that could benefit from our services. Revenue is generated from advertising and paid monthly subscriptions from members who wants us to promote their products or services.

Management Services

Our Management Services division provides budgeting and asset allocation and control advise to professional athletes. According to a study conducted by ESPN, statistically 78% of all National Football League players are bankrupt, or are in financial difficulties within two years of their retirement from professional football. It seems clear that these high earning athletes are not receiving competent advise on how to budget their earnings and expenses to provide for their financial needs over the course of their lives.

The services that our Management Services division provide include reviewing a player’s current earnings and expenses and advising on what changes need to be made to create long term financial stability. This advise may include drafting a budget for the player and showing how expenses can be cut or earnings increased. It may also include advising the client on the use of debt and mortgages to reduce the outflow of cash for long-term asset acquisitions. The main goal of our Management Services division is to create a solid long term financial plan for these high earning individuals and to create the budgeting discipline needed for these players to retire comfortably.

Currently we are working with one active NFL player. The Management Services that we provide are billed either on an hourly basis or under a monthly retainer depending on the length of the engagement. We may also generate revenue from the sale of insurance products to our Management Services clients if such products are needed as part of the long-term financial plan that has been created.

Growth and Profitability Strategy

Our objective is to increase our revenue, profitability and cash flow by offering our clients a wide array of essential services in a “one-stop-shopping” framework. By doing so we can simplify the logistics of our client’s purchases of these essential services, eliminate redundant services and steamline the business operations of our corporate clients. Our strategy for this objective includes the following key elements:

Marketing

Our marketing efforts are targeted too small to midsized companies that are known to, located or identified by our finders network. We also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. We also intend to explore potential acquisitions of small accounting, or other consulting firms, to acquire their customer lists in order to expand our client base.

Currently we are operating Unified Partners as part of the marketing program for our services and products. As new users sign up for the Unified Partners interactive platform, we will use the information gathered from those users to target our marketing to companies that could benefit from our services. We believe that the benefits of Unified Partners will be as a source of potential customers for our other services and products.

Our target will be on companies that have sales of less than $100 million and are based in North America. Our industry focus is professional services and products. Although we focus on these industries we will look at opportunities in other industries if it makes economic sense.

We currently own and operate following web-sites.

•	www.profitplannersmgt.com
•	www.unifiedpartnersgroup.com
•	www.enertelplus.com
•	www.twinpeaksplus.com

We use these web-sites as part of our marketing strategy.

We believe that these strategies will provide the best results given our limited marketing budget.

Competition

The CFO, Accounting and Tax service industry is highly competitive. There are many firms that provide services similar to ours in this market. Among the leaders are Tatum, LLC and The CFO Connection.

In addition, many of the mid-tiered public accounting firms typically provide many of the services that we offer. Among such firms are CBIZ, Inc. and J H Cohn, Inc.

Our Management Services division competes in an industry that is highly competitive. Sports agents, financial services firms, accounting firms and insurance companies all offer competing services and products to high earning individuals and athletes.

Many of our competitors have longer operating histories, greater brand recognition, broader service lines and greater financial resources and advertising budgets than we do. Therefore, we anticipate substantial competition from other firms in our industries.

Employees

As of August 30, 2012, we had 8 employees. Our staff is available to be contracted out to clients who need our CFO, accounting, and other related services. For potential clients with larger projects, we have access to independent professionals who are available to provide services to such clients of the company on a sub-contracting basis. Eventually, we plan to employ sufficient personnel that such sub-contracting relationships will not be necessary. We believe our future success depends in large part upon the continued service of our CEO, Wesley Ramjeet.

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

Risks Related to Our Business

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

·	our ability to identify and pursue mediums through which we will be able to market our products and services;
·	our ability to attract and retain customers;
·	our ability to generate revenues through sales of products and services; and
·	our ability to manage growth by managing administrative overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and generating limited revenues. We cannot guarantee that we will be successful in generating revenues in the future. Our failure to generate increased revenues in a timely manner would have a material adverse effect on our business, operating results and financial condition.

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

Managing Growth and Expansion.

We are currently anticipating a period of growth as a result of our recent marketing and sales efforts. The resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

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

The industries in which we operate are highly competitive. Many of our competitors have longer operating histories, greater brand recognition, broader service lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar services or alternatives to our services. There can be no assurance that we will procure a market that will be available to support the products and services we will offer or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

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

If We Do Not Make A Profit, We May Have To Suspend Or Cease Operations.

Because we are small and do not have much capital, we must limit our marketing to the existing business relationships of our CEO, Wesley Ramjeet and our other key personnel. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease our operations.

We rely on the services of Wesley Ramjeet, our CEO, to provide consulting services to our clients and to define our marketing strategy and the overall strategic direction of our company, and the loss of his services would negatively affect our operations and harm our business.

Our future success depends in large part on the continued service of our Chief Executive Officer, Wesley Ramjeet. The consulting services provided by Mr. Ramjeet to our clients currently accounts for the majority of our revenues. Mr. Ramjeet also provides the marketing strategies, services and product development planning and overall strategic direction for the Company. We have entered into an exclusive employment agreement with Mr. Ramjeet for an initial term of three years, under which Mr. Ramjeet will continue to be our CEO and President. This agreement also contains a provision prohibiting Mr. Ramjeet from competing with us. We do not currently have a key-man life insurance policy on Mr. Ramjeet. The loss of Mr. Ramjeet’s services for any reason would have an adverse effect on our business.

Mr. Ramjeet Has Effective Control of the Company's Affairs

As of September 11, 2012, Mr. Ramjeet beneficially owned 15,200,000 shares of common stock of the Company, representing approximately 60.3% of the issued and outstanding shares of common stock and approximately 60.3% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Ramjeet will be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

Indemnification of Officers and Directors

The Company's Articles of Incorporation provide for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Nevada. It is possible that the indemnification obligations imposed under these provisions could result in a charge against the Company's earnings and thereby affect the availability of funds for other uses by the Company.

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

Our executive, administrative and operating offices are located at 350 Madison Avenue, New York, N.Y. 10017. We currently rent our office space on a month-to-month basis and our monthly rent is approximately $2,200 per month. We believe that our current office space will be sufficient for our needs for the foreseeable future.

We recently opened an office in Plantation Florida. Our monthly rent is approximately $990 per month and is a short-term lease.

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

Our common stock is quoted on the “OTCBB”, under the symbol “PPMT”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period for the prior two fiscal years, as reported by the National Quotation Bureau. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1).

Fiscal year ended May 31, 2012	High	Low
Quarter ended
August 31, 2011	$0.35	$0.20
November 30, 2011	$0.35	$0.35
February 28, 2012	$0.35	$0.20
May 31, 2012	$0.32	$0.30
Interim period ended September 11, 2012	$0.30	$0.10

Fiscal year ended May 31, 2011	High	Low
Quarter ended
August 31, 2010	$0.00	$0.00
November 30, 2010	$0.00	$0.00
February 28, 2011	$0.00	$0.00
May 31, 2011	$0.35	$0.00

On September 11, 2012, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.24 per share.

Holders of Our Common Stock

As of September 11, 2012, we had thirteen (13) shareholders of our common stock.

In May 2011 the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase from the Company 555,556 restricted shares of common stock for $100,000.  As of September 11, 2012, the company has received $66,666 of the $100,000.

As of September 11, 2012, the shareholders list from our transfer agent shows that there were 25,203,708 shares of common stock outstanding. Of those shares, 17,600,000 shares, or 69.83% percent of our outstanding common stock, were owned by our officers and directors.

Stock Option Grants

As of September 11, 2012, we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of September 11, 2012, we had 25,203,708 shares of common stock issued and outstanding.

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

Preferred Stock

As of September 11, 2012, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

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

Operation

We are a Nevada Corporation founded in January 2009 with offices in New York and Florida.

Over the past twelve months our operations have expanded into several business areas. Our current operations are divided into the following revenues:

•	CFO, Accounting and Tax services;
•	Energy and telecom cost reduction services;
•	Insurance and healthcare insurance services;
•	Business to Business Social Media Platform
•	Management Services

Our CFO, Accounting and Tax services is currently the main revenue guarantor with more than 95% of our revenues. In the future, we expect this percentage to go down as our other revenues gains traction in the market place.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended May 31, 2012. In addition, at May 31, 2012 the Company has an accumulated deficit of $163,593. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2012, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Results of Operations

Year Ended May 31, 2012

For the year ended May 31, 2012, the Company has significantly increased its revenue to $510,570 of which $5,660 was derived from related-party service income.  Expenses for the year ended May 31, 2012 totaled $563,485 resulting in a net loss of $52,915. Our revenues increased primarily because we added more customers and increased billing per customers.

Cost of revenue for the year ended May 31, 2012 is $367,577, of which $74,036 was comprised of related party consulting fees.

Operating expenses for the year ended May 31, 2012 of $195,908are comprised of officer’s compensation of $58,544, consulting and professional fees of $56,218, rent expense of $34,650, and other expenses of $46,496.

Year Ended May 31, 2011

For the year ended May 31, 2011, we had total revenue of $17,000, of which $15,000 was derived from related-party service income.  Expenses for the year ended May 31, 2011 totaled $110,122 resulting in a net loss of $93,122. Cost of revenue for year ended May 31, 2011 totaled $78,000.

Operating expenses for the year ended May 31, 2011 of $102,322 are comprised of officer’s compensation of $70,200, professional fees of $17,314, filing fees of $9,231, and office service expenses of $5,577.

Capital Resources and Liquidity

As of May 31, 2012, the Company had cash of $80,537 as compared to cash of $37,300 as of May 31, 2011.  Net cash provided by operating activities totaled $13,454 for the year ended May 31, 2012. Net cash used in operating activities totaled $14,237 for the year ended May 31, 2011. Net cash used in investing activities totaled $3,550 for the year ended May 31, 2012. We used $3,550 in cash for the purchase of PP&E and we generated $33,333 from the sale of stock.

Net cash provided by financing activities resulted from cash received for common stock purchased through private placement.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Reports of Independent Registered Public Accounting Firm thereon of Coulter & Justus, P.C., appear herein. See Index to Financial Statements, appearing on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants by the Company during the fiscal year ended May 31, 2012.

Item 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our CEO and PFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011. Based on this evaluation and those criteria, our management, with the participation of our CEO and PFO, concluded that, as of May 31, 2011, such controls and procedures were not effective an there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of control deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2012, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements principally relate to the timely review in the financial reporting process. Management has identified the material weakness and is taking the necessary steps to mitigate the possible impact on the Company’s financial statements.

The presence of the material weakness does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner. Management believes that the material weakness set forth above did not have an effect on our financial results.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. This is a change from the prior years, as there were adequate controls in place at that time to prevent a material misstatement from occurring.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of May 31, 2012:

Name	Age	Position
Wesley Ramjeet	46	Chief Executive Officer and Director
Bradley L. Steere II	50	Secretary and Director

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Wesley Ramjeet – Chief Executive Officer and Director

Mr. Ramjeet, 46, has been our Chief Executive Officer and a member of our board of directors since the formation of the company in January 2009. Mr. Ramjeet has been the Managing Partner of Profit Planners, Inc., a private New Jersey consulting company since 2003. Profit Planners, Inc. provides professional consulting services to publicly traded and privately held companies. Mr. Ramjeet is also the Chairman of Micro-Cap Review, Inc., a financial publisher that covers the micro-cap market place. Prior to founding Profit Planners, Inc., Mr. Ramjeet was the interim Chief Financial Officer of Youth Stream Media, Inc., a NASDAQ-traded public company. Mr. Ramjeet began his professional career in the Entrepreneurial Services Group at Ernst and Young, LLP. During his nine years at Ernst and Young, Mr. Ramjeet served both private and publicly-traded companies in various industries. Mr. Ramjeet received his Bachelors degree in Accounting from St. John's University and is a CPA.

Bradley L. Steere II, Esq. - Secretary and Director

Mr. Steere, 50, has been our Secretary and a member of our board of directors since the formation of the company in January 2009. Mr. Steere is a lawyer admitted to practice in the states of New York and Rhode Island who specializes in the practice areas of securities, corporate and commercial law. Mr. Steere was admitted to practice law in the states of New York and Rhode Island in 1990. From 1990 to 1994, Mr. Steere was an attorney in the Enforcement Division of the Northeast Regional Office of the United States Securities and Exchange Commission. From 1994 to the present, Mr. Steere has been in private practice in New York, New York during which time he has been an Associate with the law firm Kane Kessler PC, a partner in the firm of Steere & May, and, since 2000, a sole practitioner. Mr. Steere received his B.A. degree from Boston University in 1984 and his J.D. degree from the Hofstra University School of Law in 1990.

Other than as described above, none of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "SEC") or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any of our directors and executive officers.

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

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the period ended May 31, 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Wesley Ramjeet,	2010	18,000	0	0	0	0	0	0	18,000
CEO (1) (2) (3)	2011	18,000	0	60,000	0	0	0	0	78,000
	2012	87,666	0		0	0	0	0	87,666
Bradley Steere, Secretary	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
(4)	2012	8,000	0	0	0	0	0	0	8,000

(1) On November 21, 2011, we entered into a three year Employment Agreement with Mr. Wesley Ramjeet pursuant to which Mr. Ramjeet will receive an base salary of $150,000 in the first year, $200,000 in the second year and $250,000 in the third year. Mr. Ramjeet will also qualify to receive bonus payments each year based on the revenue and operations of the Company. Mr. Ramjeet serves as our Chief Executive Officer and is a member of our board of directors.

(2)  On March 1, 2009, we entered into a consulting agreement with Mr. Wesley Ramjeet pursuant to which Mr. Ramjeet was paid a consulting fee of $1,500 per month. Mr. Ramjeet’s Consulting Agreement was replaced in November 2011 with a three-year employment agreement, which is described in footnote (1) above, and is no longer in effect.

(3) On January 24, 2011, under an agreement dated January 24, 2011 we issued Mr. Wesley Ramjeet 2,000,000 shares of the company’s common stock at $.03 per share for a total value of $60,000.

(4) On October 1, 2011, we entered into a consulting agreement with Mr. Bradley Steere pursuant to which Mr. Steere is paid a consulting fee of $1,000 per month.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through September 11, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options outstanding or exercised during the year ended May 31, 2012 by the executive officers named in the Summary Compensation Table.

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

Employment Contracts

On November 21, 2011, we entered into an employment agreement with Wesley Ramjeet, our CEO and President (the “Ramjeet Employment Agreement”), which has an initial term of three (3) years. Under the terms of the Ramjeet Employment Agreement, Mr. Ramjeet will continue to serve as our President and Chief Executive Officer. Mr. Ramjeet is also a member of our board of directors.  Mr. Ramjeet will receive a base salary of $150,000 per year in the first year of the agreement, $200,000 per year in the second year of the agreement and $250,000 per year in the third year of the agreement. Mr. Ramjeet will be entitled to certain bonus payments based on the revenue of the company and capital raised by the company. The amounts of Mr. Ramjeet’s potential bonus payments are described in greater detail in Schedule A to the Ramjeet Employment Agreement.

The Consulting Agreement previously in effect between the Company and Mr. Ramjeet was replaced by the Ramjeet Employment Agreement and is no longer in effect.

On October 1, 2011, we entered into a consulting agreement with Bradley Steere, our Secretary and a member of our board of directors, which has an initial term of one (1) year. Under the terms of the consulting agreement, Mr. Steere will be paid $1,000 per month for services related to the preparation and filing of our SEC periodic reports, and other legal matters.

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

The following table sets forth, as of September 11, 2012, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

	Shares of Common Stock Beneficially Owned (1)
Name	Number of Shares		Percent of Class

Wesley Ramjeet	15,200,000	(2)	60.31%
Bradley L. Steere II	2,400,000	(3)	9.52%

All directors and executive officers	17,600,000		69.83%

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

(2)           Mr. Ramjeet personally owns 15,200,000 shares of our common stock.

(3)           Mr. Steere personally owns 2,400,000 shares of our common stock.

The percentages in the above table are computed based upon a total of 25,203,708 shares or common stock being outstanding on September 11, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 1, 2009, we entered into an agreement to provide CFO and accounting services to 3A Media, Inc., a private New Jersey corporation (“3A Media”). Under the terms of this agreement, we provided general CFO and accounting services to 3A Media for a fee of $1,000 per month. The term of this agreement expired on August 31, 2010 and continued on a monthly basis until August 1, 2011.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Coulter & Justus, P.C., were as follows:

	Year ended	Year Ended
	May 31,	May 31,
	2012	2011

Audit fees (1)	$20,910	$14,682

(1)	Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Coulter & Justus, P.C., in connection with statutory and regulatory filings or engagements.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended May 31, 2012 and May 31, 2011 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended May 31, 2012 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)           Consolidated Financial Statements

 Profit Planners Management, Inc.

FORM 10-K

YEAR ENDED MAY 31, 2012

TABLE OF CONTENTS

Page
PART I
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011	F-3
	Consolidated Statements of Operations for the Year ended May 31, 2012 and 2011	F-4
	Consolidated Statement of Stockholders’ Equity (Deficit) through May 31, 2012	F-5
	Consolidated Statements of Cash Flows for the Year ended May 31, 2012 and 2011	F-6

	Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Profit Planners Management, Inc.

We have audited the accompanying consolidated balance sheets of Profit Planners Management, Inc. and subsidiaries (the “Company”) as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2012 and 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Profit Planners Management, Inc. and subsidiaries as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended May 31, 2012 and 2011in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coulter & Justus P.C.

Knoxville, Tennessee

September 11, 2012

Profit Planners Management, Inc.

Consolidated Balance Sheets

	May 31, 2012	May 31, 2011
Assets
Current Assets:
Cash	$80,537	$37,300
Accounts receivable	77,425	-
Other current assets	11,288	1,288
Total current assets	169,250	38,588

Property, and Equipment
Property and equipment	3,550	-
Less: Accumulated depreciation	(237)	-
Net Property and Equipment	3,313	-

Total Assets	$172,563	$38,588

Liabilities and Stockholders' Equity
Current liabilities:
Accounts and accrued expenses payable	$67,519	$14,558
Accounts and accrued expenses payable - related party	107,075	18,875
Total Liabilities	174,594	33,433

Stockholders' Equity
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 25,203,708 and 25,018,523 shares issued and outstanding, respectively	25,203	25,018
Common stock - $.001 par value; 185,186 and 370,371 shares subscribed not issued, respectively	185	370
Additional paid-in capital	169,508	157,112
Less: Amount due from subscriber under subscription agreement	(33,334)	(66,667)
Accumulated deficit	(163,593)	(110,678)
Total Stockholders' Equity	(2,031)	5,155
Total Liabilities and Stockholders' Equity	$172,563	$38,588

See accompanying notes to the consolidated financial statements.

Profit Planners Management, Inc.

Consolidated Statements of Operations

	Year Ended May 31, 2012	Year Ended May 31, 2011

Revenue	$504,910	$2,000
Revenue - Related Parties	5,660	15,000
Total revenue	510,570	17,000

Cost of revenue	293,541	7,800
Cost of revenue – Related Parties	74,036	-
Total Cost of Revenue	367,577	7,800

Gross profit	142,993	9,200

Operating expenses:
Officer’s compensation	58,544	70,200
Consulting & professional expenses	56,218	17,314
Other operating expenses	81,146	14,808
Total operating expenses	195,908	102,322

Net Loss	$(52,915)	$(93,122)

Basis & Diluted Net loss per weighted-average shares of common stock	$(0.00)	$(0.01)

Weighted-average number of shares of common stock to be issued and outstanding - Basic	25,154,123	11,353,224

Weighted-average number of shares of common stock to be issued and outstanding - Diluted	25,470,042	11,358,298

See accompanying notes to the consolidated financial statements.

Profit Planners Management, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Shares		Common	Additional	Amount Due
	Issued and	Common	Stock	Paid-in	Subscription	Accumulated
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Total

Balance June 1, 2010	10,416,669	$10,416	$-	$12,084	-	$(17,556)	$4,944

Issuance of common stock to related party for services	2,000,000	2,000	-	58,000	-	-	60,000
Stock Dividend Payment	12,416,669	12,417	-	(12,417)	-	-	-

Stock issued under subscription agreement	185,185	185	-	33,148	-	-	33,333

Stock Due under subscription agreement	-	-	370	66,297	-	- -	66,667

Amount due from subscriber under subscription agreement	-	-	-	-	(66,667	-	(66,667)
Net loss for the year ended May 31, 2011	-	-	-	-	-	(93,122)	(93,122)
Balance May 31, 2011	25,018,523	$25,018	$370	$157,112	$(66,667	$(110,678)	$5,155

Stock compensation due under agreement, less canceled shares	-	-	-	12,396	-	-	12,396
Amount due under subscription agreement	185,185	185	(185)	-	33,333	-	33,333
Net loss for the year ended May 31, 2012	-	-	-	-	-	(52,915)	(52,915)
Balance May 31, 2012	25,203,708	$25,203	$185	$169,508	$(33,334)	$(163,593)	$(2,031)

See accompanying notes to the consolidated financial statements.

Profit Planners Management, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31, 2012	Year Ended May 31, 2011

Cash Flows From Operating Activities
Net loss	$(52,915)	$(93,122)
Adjustments to reconcile net loss to cash provided (used in) operating activities:
Depreciation	237	-
Issuance of stock for services - related party	-	60,000
Stock compensation	12,396	-
Changes in operating assets and liabilities:
Accounts receivable	(77,425)	-
Other current assets	(10,000)	(1,288)
Accounts and accrued expenses payable	52,961	11,798
Accounts and accrued expenses payable - related party	88,200	8,375
Net Cash provided by (used in) Operating Activities	$13,454	$(14,237)

Cash Flows From Investing Activities
Purchases of property and equipment	(3,550)	-

Cash Flows From Financing Activities
Proceeds from Issuance of common stock	33,333	33,333

Net Increase in Cash	43,237	19,096
Cash, beginning of period	37,300	18,204
Cash, end of period	$80,537	$37,300

See accompanying notes to the consolidated financial statements.

Profit Planners Management, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Profit Planners Management, Inc. (the “Company”) was incorporated on January 29, 2009 under the laws of the State of Nevada.  The Company derives revenue from management, financial and accounting advisory services mainly through consulting agreements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Accounts receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2012 and May 31, 2011, no allowance for doubtful accounts was required.  The Company does not require collateral to support customer receivables. As of May 31, 2012, three customers accounted for 92% of accounts receivable.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. In 2012, the three largest customers accounted for 66% of revenue.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 185,186 and 370,371 potentially dilutive shares outstanding as of May 31, 2012 and May 31, 2011, respectively.

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to current period financial statement presentation. These reclassifications include a related party recivble of $25,500 offset against a related party payable as management determined that the intent is to settle the receivable against the payable, the reclassifications have no effect on previously prepared net income.

NOTE 3 – GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has a net loss of $52,915 for the year ended May 31, 2012; and an accumulated deficit of $163,593 at May 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

A portion of revenues and accounts receivable is derived from providing consulting services (primarily CFO services) to two companies substantially owned by our CEO.  Consulting and professional services provided to these related companies by our CEO are classified as related party expenses.

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

NOTE 5 – INCOME TAXES

The Company has Federal net operating loss carryovers available to offset future taxable income as follows:

Year Generated	Year of Expiration	Amount
2009	2029	$617
2010	2030	16,939
2011	2031	93,121
2012	2032	923
		$111,600

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of May 31:

	2012	2011
Deferred tax asset – net operating loss carryovers	$17,305	$16,602
Deferred tax asset—accrued expenses	7,233	-
Valuation allowance	(24,538)	(16,602)
Net deferred tax asset	$-	$-

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the asset.  The net change in valuation allowance was an increase of $7,936 and $13,969 in 2012 and 2011, respectively.

The reconciliation of income tax benefit attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows:

	Year Ended May 31,
	2012	2011
Income tax at U.S. statutory rate of 15%	$(7,936)	$(13,969)
Increase in valuation allowance	7,936	13,969
Income tax benefit	$-	$-

NOTE 6 –  SUBSCRIPTION AGREEMENT

In May 2011, the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”)  whereby Orchid agreed to purchase 555,556 shares of the company’s restricted common stock for $100,000.  The Company issued 370,371 shares of common stock under the subscription agreement. As of September, 11, 2012, the company received $66,667 of the $100,000 by subscription agreement through the private placement.

NOTE 7 –  LEASES

On September 12, 2011, the company entered into lease agreement for office space in Manhattan,, NY. The agreement expires on December 31, 2012. The license fee is $1,964 per month.

NOTE 8 – STOCK COMPENSATION

Profit Planners South entered into an employment agreement with an employee on August 1, 2011. In connection with the agreement the Company will issue 25,000 shares of Company common stock to the employee as stock compensation. The common stock vests over two years from the date of the employment agreement. In connection with the agreement, the Company recognized stock compensation expense of $3,646 for the twelve-month period ended May 31, 2012. During 2012, the employee associated with this agreement was terminated and no additional compensation expense will be included.

On November 18, 2011, Profit Planners Management, Inc. entered into an agreement with a consultant. The agreement has an initial term of three (3) years. Under the terms of the agreement, the Company will pay the consultant a fee of $10,000 per month and will grant 150,000 total shares of restricted common stock. The shares shall vest over the term of the agreement at the rate of 50,000 shares per year. In connection with the consulting agreement, the Company recognized stock compensation expense of $8,750 in 2012. Additional stock compensation of $36,250 is expected to be recognized over the remaining period of the agreement(two years). The fair value of the grants noted above were determined by the most recent trade price of the common stock at the grant date.

(b)          Exhibits

Ex. No.	Document Description
3.1 #	Articles of Incorporation of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.1 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
3.2 #	Bylaws of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.2 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
10.1 #@	Employment Agreement between Profit Planners Management, Inc. and Mr. Wesley Ramjeet dated November 21, 2011. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 22, 2012.
14.1 #	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the registrant on August 30, 2011.
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September __, 2012 by the undersigned, thereunto authorized.

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

SIGNATURE	DATE	TITLE

/s/ Wesley Ramjeet	September 12, 2012	Chief Executive Officer
Wesley Ramjeet		and Director

/s/ Bradley L Steere II	September 12 , 2012	Secretary and Director
Bradley L Steere II

21