Form 10-K/A
period 2012-05-31
Profit Planners Management, Inc.
filed 2012-09-21
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No. 1)

_________________

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _ to __

_________________

PROFIT PLANNERS MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	333-142076	90-0450030
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

350 Madison Avenue, 8th FloorNew York, NY 10017

(Address of Principal Executive Offices) (Zip Code)

646-416-6802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Common Stock, par value $.001 per share  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Name of each exchange on which registered

None

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended May 31, 2012 (the "Form 10-K"), as filed with the Securities and Exchange Commission on September 12, 2012, is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011, (ii) the Consolidated Statements of Operations for the year ended May 31, 2012 and May 31, 2011, (iii) the Consolidated Statements of Cash Flows for the year ended May 31, 2012 and May 31, 2011, (iv) the Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the period ended May 31, 2012, and (v) the Notes to Consolidated Financial Statements.

No changes have been made to the Form 10-K other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

As provided in Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 15(b)          Exhibits

Ex. No.	Document Description
3.1 #	Articles of Incorporation of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.1 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
3.2 #	Bylaws of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.2 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
10.1 #@	Employment Agreement between Profit Planners Management, Inc. and Mr. Wesley Ramjeet dated November 21, 2011. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 22, 2012.
14.1 # 31.1*

Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the registrant on August 30, 2011.

Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from Profit Planners Management, Inc. Annual Report on Form 10-K for the year ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at May 31, 2012 and May 31, 2011, (ii) Consolidated Statements of Operations for the year ended May 31, 2012 and May 31, 2011, (iii) Consolidated Statements of Cash Flows for the year ended May 31, 2012 and May 31, 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 18, 2012 by the undersigned, thereunto authorized.

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

SIGNATURE DATE	TITLE	DATE

/s/ Wesley Ramjeet September 21, 2012	Chief Executive Officer	August 30, 2011
Wesley Ramjeet	and Director

/s/ Bradley L Steere II September 21, 2012	Secretary and Director	August 30, 2011
Bradley L Steere II