Form 10-Q
period 2012-08-31
Profit Planners Management, Inc.
filed 2012-10-15
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

Profit Planners Management, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	333-142076	90-0450030
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

350 Madison Avenue, 8th Floor, New York, New York 10017
(Address of Principal Executive Offices) (Zip Code)

(646) 416-6802
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

As of October 12, 2012, the issuer had 50,407,416 outstanding shares of Common Stock

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	August 31, 2012	May 31, 2012
Assets
Current assets:
Cash	$187,498	$80,537
Accounts receivable	25,489	77,425
Unbilled revenue	22,000	-
Other current assets	13,076	11,288
Total current assets	248,063	169,250

Net property and equipment	3,132	3,313

Total Assets	$251,195	$172,563

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$157,574	$141,444
Accounts payable and accrued expenses - related party	33,150	33,150
Total Liabilities	190,724	174,594

Stockholders' Equity
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 50,407,416 shares issued and outstanding	50,406	50,406
Common stock - $.001 par value; 370,372 shares subscribed not issued, respectively	370	370
Additional paid-in capital	147,870	144,120
Less: Amount due from subscriber under subscription agreement	(33,334)	(33,334)
Accumulated deficit	(104,841)	(163,593)
Net Stockholders' Equity	60,471	(2,031)
Total Liabilities And Stockholders' Equity	$251,195	$172,563

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011

Revenue	$250,800	$46,637
Related parties revenue	–	3,000
Total revenue	250,800	49,637

Staff salaries – project related	119,110	–
Related parties –project related	5,409	29,488
Total cost of revenue	124,519	29,488

Gross Profit	126,281	20,149

Operating expenses:
Officer’s compensation	26,287	–
Consulting & professional expenses	6,800	2,136
Other operating expenses	34,441	7,680
Total operating expenses	67,528	9,816

Net Income	$58,753	$10,333

Basic and diluted Net income per weighted-average shares common stock	$0.00	$0.00

Weighted-average number of shares of common stock to be issued and outstanding-Basic	50,407,416	50,054,078

Weighted-average number of shares of common stock to be issued and outstanding-Diluted	51,077,788	50,794,820

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011

Net cash provided by (used in) operating activities	$106,961	$(10,744)

Net change in cash	106,961	(10,744)
Cash, beginning of period	80,537	37,300
Cash, end of period	$187,498	$26,556

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial information of Profit Planners Management, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial information for the three months ended August 31, 2012 include the accounts of the Company and its owned- wholly subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2012. The interim results for the period ended August 31, 2012 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 185,186 and 370,371 potentially dilutive shares outstanding as of August 31, 2012 and August 31, 2011, respectively.

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to current period financial statement presentation.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had net income of $58,753 for the three months ended August 31, 2012; however, the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $104,841 at August 31, 2012. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three months ended August 31, 2012. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 5 – SUBSEQUENT EVENT

On September 26, 2012, the board of directors of the Company approved a stock dividend payable to the holders of its issued and outstanding common stock, par value $.001 per share (the “Stock Dividend”). Under the terms of the Stock Dividend approved by the board, the holders of the Company’s common stock as of September 28, 2012 (the “Record Date”) shall be issued one (1) share of the Registrant’s common stock for each one (1) share owned by such holders on the Record Date. The Stock Dividend shall be effective and payable on October 10, 2012, or on such other date as FINRA’s notice period for corporate actions has been satisfied for the Stock Dividend (the “Payment Date”).

As a result of the Stock Dividend, 25,203,708 shares of the Registrant’s common stock will be issued to the Registrant’s shareholders of record as of the Record Date. Upon the completion of the stock issuance for the Stock Dividend on the Payment Date, the Registrant will have 50,407,416 shares of common stock issued and outstanding.

All periods presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the issuance of the stock dividend.

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

Operation

We are a Nevada Corporation founded in January 2009 with offices in New York, California and Florida.

Over the past twelve months our operations have expanded into several business areas. Our current operations are divided into the following revenues:

·	CFO, Accounting and Tax services;
·	Energy and telecom cost reduction services;
·	Insurance and healthcare insurance services;
·	Business to Business Social Media Platform
·	Management Services

Our CFO, Accounting and Tax services are currently the main revenue guarantor with more than 95% of our revenues. In the future, we expect this percentage to go down as our other revenues gains traction in the market place.

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

  www.profitplannersmgt.com
  www.unifiedpartnersgroup.com
  www.enertelplus.com
  www.twinpeaksplus.com

We use these web-sites as part of our marketing strategy.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of August 31, 2012, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2012.

Results of operations

Three Months Ended August 31, 2012 and 2011

For the three months ended August 31, 2012 and 2011, we had service income of $250,800 and $49,637, respectively.  Cost of revenue for the three months ended August 31, 2012 and 2011 totaled $124,519 and $29,488, respectively. Operating expenses for the three months ended August 31, 2012 and 2011 totaled $67,528 and $9,816, resulting in a net profit of $58,753 and $10,333, respectively.

Operating expenses for the three months ended August 31, 2012 was $67,528, comprised of compensation expense for our CEO, of $26,287, professional and consulting fees of $6,800, rent expense of $10,577, travel-related expenses of $5,786, and stock compensation expense of $3,750 and other expenses of $14,328. For the three months ended August 31, 2011, the operating expenses was $9,816, comprised of consulting and professional fees of $2,136 and rent expense of $2,134 and other expenses of $5,546.

Liquidity and Capital Resources

As of August 31, 2012, we had cash of $187,498 as compared to cash of $80,537 as of May 31, 2012. Net cash provided in operating activities totaled $106,961 for the three months ended August 31, 2012. Net cash used in operating activities totaled $10,744 for the three months ended August 31, 2011.

For the three months ended August 31, 2012, net cash generated from operating activities was attributable to net income of $58,753, a non-cash adjustment for stock compensation expense of $3,750 and net decrease in operating assets and liabilities of $44,458.

For the three months ended August 31, 2011, net cash used in operating activities was attributable to a net income of $10,333, offset by a net increase of operating assets and liabilities of $21,077.

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

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10K for the fiscal year ended May 31, 2012 contains a description of the risk factors relating to our operations and to an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any equity shares during the fiscal quarter covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

On September 26, 2012, the board of directors of the Company approved a stock dividend payable to the holders of its issued and outstanding common stock, par value $.001 per share (the “Stock Dividend”). Under the terms of the Stock Dividend approved by the board, the holders of the Company’s common stock as of September 28, 2012 (the “Record Date”) shall be issued one (1) share of the Registrant’s common stock for each one (1) share owned by such holders on the Record Date. The Stock Dividend shall be effective and payable on October 10, 2012, or on such other date as FINRA’s notice period for corporate actions has been satisfied for the Stock Dividend (the “Payment Date”).

As a result of the Stock Dividend, 25,203,708 shares of the Registrant’s common stock will be issued to the Registrant’s shareholders of record as of the Record Date. Upon the completion of the stock issuance for the Stock Dividend on the Payment Date, the Registrant will have 50,407,416 shares of common stock issued and outstanding.

ITEM 6. EXHIBITS

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

PROFIT PLANNERS MANAGEMENT, INC.

Profit Planners Management, Inc.
/s/ Wesley Ramjeet
October 15, 2012	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director