Form 10-Q/A
period 2012-08-31
Profit Planners Management, Inc.
filed 2012-10-19
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

(Amendment No. 1)

_________________

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2012
Common Stock, $.001 par value per share	50,407,416 shares

Explanatory Note

Profit Planners Management, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 15, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from Profit Planners Management, Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at August 31, 2012 (unaudited) and May 31, 2011 (audited), (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and 2011 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 19, 2012	Profit Planners Management, Inc.
By: /s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial Officer and Director