Form 10-Q
period 2012-11-30
Profit Planners Management, Inc.
filed 2013-01-14
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

PROFIT PLANNERS MANAGEMENT , INC.

(Exact name of registrant as specified in its charter)

_________________

Neveda	333-142076	90-0450030
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

350 Madison Avenue ,8th Floor, New York, New York, 10017
(Address of Principal Executive Offices) (Zip Code)

(908) 788-0077
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 15, 2013, the issuer had 50,507,416 outstanding shares of Common Stock.

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	November 30, 2012	May 31, 2012
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$85,447	$80,537
Accounts receivable	94,572	77,425
Unbilled revenue	56,000	-
Other current assets	13,275	11,288
Total current assets	249,294	169,250

Net property and equipment	8,254	3,313

Total Assets	$257,548	$172,563

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$192,299	$141,444
Accounts payable and accrued expenses - related party	37,145	33,150
Total Liabilities	229,444	174,594

Stockholders' Equity
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 50,507,416 and 50,407,416 shares issued and outstanding, respectively	50,507	50,406
Common stock - $.001 par value; 370,372 shares subscribed not issued, respectively	370	370
Additional paid-in capital	151,154	144,120
Less: Amount due from subscriber under subscription agreement	(28,334)	(33,334)
Accumulated deficit	(145,593)	(163,593)
Net Stockholders' Equity (Deficit)	28,104	(2,031)
Total Liabilities And Stockholders' Equity	$257,548	$172,563

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011

Revenue	$202,410	$141,063	$453,210	$187,700
Related parties revenue	–	–	–	3,000
Total revenue	202,410	141,063	453,210	190,700

Staff salaries – project related	138,315	25,063	257,425	25,063
Related parties –projected related	–	37,387	–	62,375
Other outsourced services	4,160	–	9,569	–
Total cost of revenue	142,475	62,450	266,994	87,438

Gross Profit	59,935	78,613	186,216	103,262

Operating expenses:
Officer’s compensation	22,784	22,532	49,071	27,032
Consulting & professional expenses	38,078	26,725	44,878	28,861
Other operating expenses	39,826	24,989	74,267	32,669
Total operating expenses	100,688	74,246	168,216	88,562

Net (Loss) Income	$(40,753)	$4,367	$18,000	$14,700

Basic and diluted Net income per weighted-average shares common stock	$(0.00)	$0.00	$0.00	$0.00

Weighted-average number of shares of common stock to be issued and outstanding-Basic	50,424,998	50,482,446	50,416,159	50,267,000

Weighted-average number of shares of common stock to be issued and outstanding-Diluted	50,424,998	51,223,188	51,069,045	51,007,742

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011

Net cash provided by (used in) operating activities	$5,475	$(28,573)

Net cash used in investing activities	(5,565)	(1,400)

Net cash provided by financing activities	5,000	33,333

Net change in cash	4,910	3,360
Cash, beginning of period	80,537	37,300
Cash, end of period	$85,447	$40,660

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2012

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

The condensed consolidated financial information for the three months and six months ended November 30, 2012 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2012. The interim results for the period ended November 30, 2012 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were -0- and 720,372 potentially dilutive shares outstanding as of November 30, 2012 and November 30, 2011, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had net income of $18,000 for the six months ended November 30, 2012; however, the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $145,593 at November 30, 2012. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern. These actions include continuing to grow our revenues sufficient to support our cost structure through existing and new clients. In addition, management intends to obtain capital in the near future through additional private placement offerings.

There can be no assurance that anticipated revenue growth and the raising of equity will be successful nor is there assurance that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve revenue growth and the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the six months ended November 30, 2012. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 5 – STOCKHOLDERS’ EQUITY

On September 26, 2012, the board of directors of the Company approved a stock dividend payable to the holders of its issued and outstanding common stock, par value $.001 per share (the “Stock Dividend”). Under the terms of the Stock Dividend approved by the board, the holders of the Company’s common stock as of September 28, 2012 (the “Record Date”) were issued one (1) share of the Registrant’s common stock for each one (1) share owned by such holders on the Record Date. The Stock Dividend was effective on October 10, 2012 (the “Payment Date”).

As a result of the Stock Dividend, 25,203,708 shares of the Registrant’s common stock were issued to the Registrant’s shareholders of record as of the Record Date.

All periods presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the issuance of the stock dividend.

4

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

We currently own and operate the following web-sites.

•	www.profitplannersmgt.com
•	www.unifiedpartnersgroup.com
•	www.enertelplus.com
•	www.twinpeaksplus.com

We use these web-sites as part of our marketing strategy.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of November 30, 2012, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were -0- potentially dilutive shares outstanding as of November 30, 2012.

Results of operations

Three and Six Months Ended November 30, 2012 and 2011

For the three months ended November 30, 2012 and 2011, the company had revenue of $202,410 and $141,063, respectively. The increase in revenue was mainly due to new third-party customers during the three months ended November 30, 2012 compared to the three months ended November 30, 2011. Cost of revenue for the three months ended November 30, 2012 and 2011 totaled $142,475 and $62,450, respectively. Operating expenses for the three months ended November 30, 2012 and 2011 totaled $100,688 and $74,246, respectively, resulting in a net loss of $40,753 and net income of $4,367, respectively.

Cost of revenue for the three months ended November 30, 2012 comprised of staff salaries of $138,315 and outsourced services expense of $4,160. Cost of revenue for the three months ended November 30, 2011 comprised of staff salaries of $25,063 and related-party consulting and professional fees of $37,387. Operating expenses for the three months ended November 30, 2012 comprised of officer compensation for the CEO of $22,784, consulting and professional fees of $38,078, rent expense of $10,484, travel-related costs of $7,435, corporate communications expense of $10,048, filing fees of $4,128, stock compensation expense of $3,385, and other operating expenses of $4,346. For the three months ended November 30, 2011, operating expenses comprised of officer compensation for the CEO of $22,532, consulting and professional fees of $26,725, rent expense of $11,680, web development expense of $4,500, travel-related costs of $1,940, stock compensation expense of $2,344, and other operating expenses for $4,525.

For the six months ended November 30, 2012 and 2011, the company had revenue of $453,210 and $190,700, respectively.  Service revenue from related party clients totaled zero and $3,000 for the same periods, respectively. Cost of revenue for the six months ended November 30, 2012 and 2011 totaled $266,994 and $87,438, respectively. Operating expenses for the six months ended November 30, 2012 and 2011 totaled $168,216 and $88,562, resulting in a net profit of $18,000 and $14,700, respectively.

Cost of revenue for the six months ended November 30, 2012 comprised of staff salaries of $257,425 and outsourced services expense of $9,569. Cost of revenue for the six months ended November 30, 2011 comprised of staff salaries of $25,063 and related-party consulting and professional fees of $62,375. Operating expenses for the six months ended November 30, 2012 comprised of compensation expense for the CEO of $49,071, professional and consulting fees of $44,878, rent expense of $20,625, travel-related expenses of $13,221, corporate communications expense of $10,941, stock compensation expense of $7,135, filing fees of $5,937, web development expense of $5,507, and other expenses of $10,901. For the six months ended November 30, 2011, operating expenses comprised of officer compensation for the CEO of $27,032, consulting and professional fees of $28,861, rent expense of $13,814, web development expense of $4,500, travel-related costs of $4,664, stock compensation expense of $2,708 and other operating expenses for $6,983.

Liquidity and Capital Resources

As of November 30, 2012, we had cash of $85,447 as compared to cash of $80,537 as of May 31, 2012. Net cash provided in operating activities totaled $5,475 for the six months ended November 30, 2012. Net cash used in operating activities totaled $28,573 for the six months ended November 30, 2011.

For the six months ended November 30, 2012, net cash generated from operating activities was attributable to net income of $18,000, a non-cash adjustment for depreciation expense of $625, and stock compensation expense of $7,135, offset by a net increase in operating assets and liabilities of $20,285.

For the six months ended November 30, 2011, net cash used in operating activities was attributable to a net income of $14,700 and a non-cash adjustment for stock compensation expense of $2,708, offset by a net increase of operating assets and liabilities of $45,981.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

On September 26, 2012, the board of directors of the Company approved a stock dividend payable to the holders of its issued and outstanding common stock, par value $.001 per share (the “Stock Dividend”). Under the terms of the Stock Dividend approved by the board, the holders of the Company’s common stock as of September 28, 2012 (the “Record Date”) were issued one (1) share of the Registrant’s common stock for each one (1) share owned by such holders on the Record Date. The Stock Dividend was effective and payable on October 10, 2012 (the “Payment Date”).

As a result of the Stock Dividend, 25,203,708 shares of the Registrant’s common stock were issued to the Registrant’s shareholders of record as of the Record Date.

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

Date: January 14, 2012	Profit Planners Management, Inc.
By: /s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial , Chief Accounting Officer,Officer and Director