Form 10-Q
period 2013-02-28
Profit Planners Management, Inc.
filed 2013-04-18
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28 2013

or

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

350 Madison Avenue, 8th Floor, New York, New York, 10017
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 19, 2013, the issuer had 50,507,416 outstanding shares of Common Stock.

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2013	May 31, 2012
Assets
Current assets:
Cash	$98,604	$80,537
Accounts receivable	110,297	77,425
Other current assets	15,416	11,288
Total current assets	224,317	169,250

Net property and equipment	8,369	3,313

Total Assets	$232,686	$172,563

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$241,801	$141,444
Accounts payable and accrued expenses - related party	35,650	33,150
Total Liabilities	277,451	174,594

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 50,507,416 and 50,407,416 shares issued and outstanding, respectively	50,506	50,406
Common stock - $.001 par value; 370,372 shares subscribed not issued, respectively	370	370
Additional paid-in capital	154,906	144,120
Less: Amount due from subscriber under subscription agreement	(28,334)	(33,334))
Accumulated deficit	(222,213)	(163,593))
Net Stockholders' Deficit	(44,764)	(2,031)
Total Liabilities And Stockholders' Equity	$232,686	$172,563

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012

Revenue	$177,845	$143,583	$631,055	$331,283
Related parties revenue	–	2,660	–	5,660
Total revenue	177,845	146,243	631,055	336,943

Staff salaries – project related	126,853	62,571	384,279	87,634
Related parties project related	–	–	–	62,375
Other outsourced services	1,758	–	11,326	–
Total cost of revenue	128,611	62,571	395,605	150,009

Gross Profit	49,234	83,672	235,450	186,934

Operating expenses:
Officer’s compensation	33,659	28,724	82,731	55,756
Consulting & professional expenses	14,979	63,153	59,857	92,014
Other operating expenses	77,216	27,717	151,482	60,386
Total operating expenses	125,854	119,594	294,070	208,156

Net Loss	$(76,620)	$(35,922)	$(58,620)	$(21,222)

Basic and diluted Net Loss per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding-Basic & Diluted	50,507,416	50,407,416	50,468,588	50,274,948

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012

Net cash provided by (used in) operating activities	$19,443	$(9,811)

Net cash used in investing activities	(6,376)	(3,550)

Net cash provided by financing activities	5,000	33,333

Net change in cash	18,067	19,972
Cash, beginning of period	80,537	37,300
Cash, end of period	$98,604	$57,272

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2013

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

The condensed consolidated financial information for the three months and nine months ended February 28, 2013 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2012. The interim results for the period ended February 28, 2013 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 570,372 and 240,124 potentially dilutive shares outstanding as of February 28, 2013 and February 28, 2012, respectively. Due to the loss for the periods presented, the shares are not included in the calculation as they would be anti-dilutive.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had net loss of $58,620 for the nine months ended February 28, 2013 and the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $222,213 at February 28, 2013. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the nine months ended February 28, 2013. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 5 – STOCKHOLDERS’ EQUITY

On September 26, 2012, the board of directors of the Company approved a stock dividend payable to the holders of its issued and outstanding common stock, par value $.001 per share (the Stock Dividend). Under the terms of the Stock Dividend approved by the board, the holders of the Company’s common stock as of September 28, 2012 (the Record Date) were issued one (1) share of the Registrant’s common stock for each one (1) share owned by such holders on the Record Date. The Stock Dividend was effective on October 10, 2012 (the Payment Date).

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

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of February 28, 2013, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 570,372 potentially dilutive shares outstanding as of February 28, 2013.

Results of operations

Three and Nine Months Ended February 28, 2013 and 2012

For the three months ended February 28, 2013 and 2012, the company had revenue of $177,845 and $146,243, respectively. Related-party revenues were zero and $2,660 for the same periods. The increase in revenue was mainly due to new third-party customers during the three months ended February 28, 2013 compared to the three months ended February 28, 2012. Cost of revenue for the three months ended February 28, 2013 and 2012 totaled $128,611 and $62,571, respectively. Operating expenses for the three months ended February 28, 2013 and 2012 totaled $125,854 and $119,594, respectively, resulting in a net loss of $76,620 and $35,922, respectively.

Cost of revenue for the three months ended February 28, 2013 was comprised of staff salaries of $126,853 and outsourced services expense of $1,758. Cost of revenue for the three months ended February 28, 2012 comprised of staff salaries of $62,571. Operating expenses for the three months ended February 28, 2013 was comprised of officer compensation for the CEO of $33,659, consulting and professional fees of $14,979, rent expense of $11,355, travel-related costs of $7,944, corporate communications expense of $11,882, insurance expense of $8,987, filing fees of $7,488, computer-related expenses of $6,843, stock compensation expense of $3,750, office supplies expense of $3,421, telecommunications expense of $1,816, temporary labor expense of $2,945, web development expense of $1,732, marketing expense of $1,221, and other operating expenses of $7,832. For the three months ended February 28, 2012, operating expenses were comprised of officer compensation for the CEO of $28,724, professional fees (marketing, legal, audit and accounting) of $63,153, rent expense of $8,995, travel-related costs of $2,319, stock compensation expense of $4,844, insurance expense of $5,717 and other operating expenses of $5,842.

For the nine months ended February 28, 2013 and 2012, the company had revenue of $631,055 and $336,943, respectively.  Service revenue from related party clients totaled zero and $5,660 for the same periods, respectively. Cost of revenue for the nine months ended February 28, 2013 and 2012 totaled $395,605 and $150,009, respectively. Operating expenses for the nine months ended February 28, 2013 and 2012 totaled $294,070 and $208,156, resulting in a net loss of $58,620 and $21,222, respectively.

Cost of revenue for the nine months ended February 28, 2013 was comprised of staff salaries of $384,279 and outsourced services expense of $11,326. Cost of revenue for the nine months ended February 28, 2012 was comprised of staff salaries of $87,634 and related-party consulting and professional fees of $62,375. Operating expenses for the nine months ended February 28, 2013 was comprised of compensation expense for the CEO of $82,731, professional and consulting fees of $59,857, rent expense of $32,416, travel-related expenses of $21,957, corporate communications expense of $22,823, stock compensation expense of $10,885, filing fees of $13,425, insurance expense of $9,925, computer-related expenses of $7,440, web development expense of $7,239, office supplies of $5,528, telecommunications expense of $3,510, marketing expense of $2,383, temporary labor of $2,945, dues and subscriptions expense of $1,648, and other expenses of $9,358. For the nine months ended February 28, 2012, operating expenses were comprised of officer compensation for the CEO of $55,756, professional fees (marketing, legal, audit and accounting) of $92,014, rent expense of $23,358, insurance expense of $5,717, web development expense of $4,500, travel-related costs of $7,003, stock compensation expense of $7,552 and other operating expenses for $12,256.

Liquidity and Capital Resources

As of February 28, 2013, we had cash of $98,604 as compared to cash of $80,537 as of May 31, 2012. Net cash provided in operating activities totaled $19,443 for the nine months ended February 28, 2013. Net cash used in operating activities totaled $9,811 for the nine months ended February 28, 2012.

For the nine months ended February 28, 2013, net cash provided by operating activities was attributable to net loss of $58,620, a non-cash adjustment for depreciation expense of $1,319, stock compensation expense of $10,885, and a net decrease in operating assets and liabilities of $65,859.

For the nine months ended February 28, 2012, net cash used in operating activities was attributable to a net loss of $21,222, a non-cash adjustment for stock compensation expense of $7,552, and a net decrease of operating assets and liabilities of $3,859.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended February 28, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the Stock Dividend, 25, 203,708 shares of the Registrant’s common stock were issued to the Registrant’s shareholders of record as of the Record Date.

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

Date: April 19, 2013	Profit Planners Management, Inc.
By: /s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial , Chief Accounting Officer and Director

