Form 10-K
period 2013-05-31
Profit Planners Management, Inc.
filed 2013-09-09
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
==================================
FORM 10-K
==================================

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to ______________.

COMMISSION FILE NUMBER: 333-142076

PROFIT PLANNERS MANAGEMENT, INC.
(Exact Name of Small Business Issuer in its Charter)2013

Nevada	90-0450030
(State of Incorporation)	(IRS Employer ID No.)

350 Madison Avenue, 8th Floor
New York, NY 10017
(Address of principal executive offices)

646-837-0351
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	None

Securities Registered Pursuant to Section 12(g) of the Act:       None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes	☒ No

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
☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed fiscal quarter, was $3,055,283.20.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2013
Common Stock, $.001 par value per share	51,102,788 shares

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

Our Business

We are an early stage company with a very limited operating history. Over the past twelve months our operations have expanded. Our current operations are divided into four different revenue lines:

●	CFO, Accounting and Tax Services;
●	Insurance and Healthcare Insurance Services;
●	Organic Innovations, Inc.
●	Management Services

Our CFO, Accounting and Tax Services division is currently our main revenue generator with more than 90% of our revenues coming from these services. In the future, we expect this percentage to go down as our other business divisions gain traction in the market place.

CFO, Accounting and Tax Services

Our CFO, Accounting and Financial Services division provides management, staffing, payroll, human resources, billing and tax services to our clients. We provide short-term engagements of outside management services to help companies complete certain transactions or restructurings. Additionally, we provide monthly accounting, payroll, tax and billing services to businesses that do not have those departments.

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

Organic Innovations, Inc.

We are currently incubating e-commerce concepts relating to organic, healthcare and holistic lifestyles. We believe that current trends in these sectors have created niche opportunities for us to exploit. Our first concept we expect to launch in September 2013 is www.organicallycrafted.com.

Management Services

Our Management Services division provides budgeting and asset allocation and control advise to professional athletes and other high earning individuals. According to a study conducted by ESPN, statistically 78% of all National Football League players are bankrupt, or are in financial difficulties within two years of their retirement from professional football. It seems clear that these high earning athletes are not receiving competent advice on how to budget their earnings and expenses to provide for their financial needs over the course of their lives.

The services that our Management Services division provides include reviewing a client’s current earnings and expenses and advising on what changes need to be made to create long-term financial stability. This advice may include drafting a budget for the client and showing how expenses can be cut or earnings increased. It may also include advising the client on the use of debt and mortgages to reduce the outflow of cash for long-term asset acquisitions. The main goal of our Management Services division is to create a solid long-term financial plan for these high earning individuals and to create the budgeting discipline needed for these clients to retire comfortably.

Currently we are working with one active NFL player. The Management Services that we provide are billed either on an hourly basis or under a monthly retainer depending on the length of the engagement. We may also generate revenue from the sale of insurance products to our Management Services clients if such products are needed as part of the long-term financial plan that has been created.

Growth and Profitability Strategy

Our objective is to increase our revenue, profitability and cash flow by offering our clients a wide array of essential services in a “one-stop-shopping” framework. By doing so we can simplify the logistics of our client’s purchases of these essential services, eliminate redundant services and streamline the business operations of our corporate clients.

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

We currently own and operate the following web-sites.

●	www.profitplannersmgt.com
●	www.organicinnovations.com
●	www.organicallycrafted.com
●	www.twinpeaksplus.com

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

Employees

As of August 29, 2013, we had 8 employees. Our staff is available to be contracted out to clients who need our CFO, accounting, and other related services. For potential clients with larger projects, we have access to independent professionals who are available to provide services to such clients of the company on a sub-contracting basis. Eventually, we plan to employ sufficient personnel that such sub-contracting relationships will not be necessary. We believe our future success depends in large part upon the continued service of our CEO, Wesley Ramjeet.

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

We were incorporated in Nevada in January 2009. We have no significant financial resources and only a small amount of revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support and grow our anticipated activities.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to identify and pursue mediums through which we will be able to market our products and services;
●	our ability to attract and retain customers;
●	our ability to generate revenues through sales of products and services; and
●	our ability to manage growth by managing administrative overhead.

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

We will seek to raise a minimum of $500,000 over the next twelve months, through either the private issuance of debt or the sale of equity, to finance the growth of our business and to execute our marketing plan. Such financing may not be available as needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain this financing on reasonable terms, we would be unable to hire the additional employees needed to grow our business and we would be forced to delay or scale back our plans for expansion. Over an extended period, our failure to raise financing to grow our business could force us to cease operations.

Managing Growth and Expansion.

We are currently seeking to initiate a period of growth through our recent marketing and sales efforts. If such growth does occur, the resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

We Face Intense Competition And Our Inability To Successfully Compete With Our Competitors Will Have A Material Adverse Effect On Our Results Of Operation.

The industries in which we operate are highly competitive. Many of our competitors have longer operating histories, greater brand recognition, broader service lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar services or alternatives to our services. There can be no assurance that we will procure a customer base to support the products and services we offer or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

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

If We Do Not Make A Profit, We May Have To Suspend Or Cease Operations.

Because we are small and do not have much capital, we will not be able to finance our operations for an extended period if we do not make a profit. Unless we are able to raise additional financing, we will be limiting our marketing activities over the next twelve months. As a result, we may not be able to attract enough customers for our services and products to operate profitably. If we cannot operate profitably, we may have to suspend or cease our operations.

We rely on the services of Wesley Ramjeet, our CEO, to provide consulting services to our clients and to define our marketing strategy and the overall strategic direction of our company. The loss of Mr. Ramjeet’s services would negatively affect our operations and harm our business.

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

There Is Substantial Uncertainty That We Will Be Able to Continue Operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations within the next twelve months.

Mr. Ramjeet Has Effective Control of the Company's Affairs

As of August 29, 2013, Mr. Ramjeet beneficially owned 30,431,000 shares of common stock of the Company, representing approximately 59.55% of the issued and outstanding shares of common stock and approximately 59.55% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Ramjeet will be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Item 2.     PROPERTIES

Our executive, administrative and operating offices are located at 350 Madison Avenue, New York, N.Y. 10017. We currently rent our office space on a month-to-month basis and our monthly rent is approximately $2,600 per month. We believe that our current office space will be sufficient for our needs for the foreseeable future.

We recently opened 2 offices in Plantation and Miami, Florida. Our monthly rent is approximately $990 and $630 per month and the offices are rented under a short-term lease.

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

Quarter Ended:	High	Low
Interim period ended August 29, 2013	$0.30	$0.04
May 31, 2013	$0.20	$0.20
February 29, 2013	$0.20	$0.10
November 30, 2012	$0.35	$0.10
August 31, 2012	$0.30	$0.10

Quarter Ended:	High	Low
May 31, 2012	$0.32	$0.30
February 28, 2012	$0.35	$0.20
November 30, 2011	$0.35	$0.35
August 31, 2011	$0.35	$0.20

On August 29, 2013, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.09 per share.

Holders of Our Common Stock

As of August 29, 2013, we had fourteen (14) shareholders of record of our common stock.

In May 2011 the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase from the Company 1,111,112 restricted shares of common stock for $100,000.  As of August 29, 2013, the company has received $71,666 of the $100,000.

As of August 29, 2013, the shareholders list from our transfer agent shows that there were 51,102,788 shares of common stock outstanding. Of those shares, 35,231,000 shares, or 68.94% percent of our outstanding common stock, were owned by our officers and directors.

Stock Option Grants

As of August 29, 2013, we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of August 29, 2013, we had 51,102,788 shares of common stock issued and outstanding.

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

Preferred Stock

As of August 29, 2013, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

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

Options,

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

Operation

We are a Nevada Corporation founded in January 2009 with offices in New York and Florida.

Over the past twelve months our operations have expanded into several business areas. Our current operations are divided into the following revenues:

●	CFO, Accounting and Tax Services;
●	Insurance and Healthcare Insurance Services;
●	Organic Innovations, Inc.
●	Management Services

Our CFO, Accounting and Tax Services division is currently our main revenue generator with more than 90% of our revenues coming from these services. In the future, we expect this percentage to go down as our other business divisions gain traction in the market place.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended May 31, 2013. In addition, at May 31, 2013 the Company has an accumulated deficit of $266,005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2013 the Company intends to continue to raise financing for the purpose of funding operating expenses.

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

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2013, no allowance for doubtful accounts was required because we believe that all receivables will subsequently be collected. The Company does not require collateral to support customer receivables.

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

Results of Operations

Year Ended May 31, 2013

For the year ended May 31, 2013, the Company has significantly increased its revenue to $843,172.  Expenses for the year ended May 31, 2013 totaled $945,584 resulting in a net loss of $102,412. Our revenues increased primarily because we added more customers and increased billings to existing customers.

Cost of revenue for the year ended May 31, 2013 is $552,348.

Operating expenses for the year ended May 31, 2013 of $393,236 are comprised of officer’s compensation of $105,129, consulting and professional fees of $67,657, and other expenses of $220,450.

Year Ended May 31, 2012

For the year ended May 31, 2012, the Company has significantly increased its revenue to $510,570 of which $5,660 was derived from related-party service income. Expenses for the year ended May 31, 2012 totaled $563,485 resulting in a net loss of $52,915. Our revenues increased primarily because we added more customers and increased billings to existing customers.

Cost of revenue for the year ended May 31, 2012 is $367,577, of which $74,036 was comprised of related party consulting fees.

Operating expenses for the year ended May 31, 2012 of $195,908 are comprised of officer’s compensation of $58,544, consulting and professional fees of $56,218, rent expense of $34,650, and other expenses of $46,496.

Capital Resources and Liquidity

As of May 31, 2013, the Company had cash of $127,984 as compared to cash of $80,537 as of May 31, 2012.  Net cash provided by operating activities totaled $51,819 for the year ended May 31, 2013. Net cash provided by operating activities totaled $13,454 for the year ended May 31, 2012. Net cash used in investing activities totaled $9,372 for the purchase of equipment for the year ended May 31, 2013.

Net cash provided by financing activities resulted from $5,000 received under a stock subscription agreement for common stock purchased through private placement.

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

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

There were no changes in or disagreements with accountants by the Company during the fiscal year ended May 31, 2013.

Item 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of May 31, 2013, such controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of control deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2013, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements principally relate to the timely review in the financial reporting process. Management has identified the material weakness and is taking the necessary steps to mitigate the possible impact on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the year; however, subsequent to the year the Company hired a consultant to assist with financial reporting and we anticipate this to significantly improve control over financial reporting.

Item 9B.     OTHER INFORMATION

On June 10, 2013, the Company authorized the issuance of 325,000 restricted shares of its common stock to three (3) of its employees as a discretionary bonus approved by the Board of Directors in June 2013.

On July 1, 2013, the Company entered into a six-month services agreement with a consultant for performance of CFO and similar services to the Company and its clients. Under the agreement, the consultant will be compensated through the issuance to him of 500,000 restricted shares of the Company’s common stock. These compensation shares will be delivered to the consultant in equal monthly installments over the six (6) month term of the services agreement.

In August 2013, the Company closed a private placement transaction with two investors through which the Company issued 2,350,000 shares of its common stock at a price of $.03 per share. The total proceeds to the Company from the August 2013 private placement was $70,500. The investors in the August 2013 private placement were “accredited investors” as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933. The shares bear a transfer restriction legend. The Company did not use an underwriter or placement agent for the August 2013 private placement and did not pay any commissions or fees in connection with the transaction. The August 2013 private placement involved no general solicitation, and was conducted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of May 31, 2013:

Name	Age	Position
Wesley Ramjeet	47	Chief Executive Officer and Director
Bradley L. Steere II	51	Secretary and Director

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Wesley Ramjeet – Chief Executive Officer and Director

Mr. Ramjeet, 47, has been our Chief Executive Officer and a member of our board of directors since the formation of the company in January 2009. Mr. Ramjeet has been the Managing Partner of Profit Planners, Inc., a private New York consulting company since 2003. Profit Planners, Inc. provides professional consulting services to publicly traded and privately held companies. Mr. Ramjeet is also the Chairman of Micro-Cap Review, Inc., a financial publisher that covers the micro-cap market place. Prior to founding Profit Planners, Inc., Mr. Ramjeet was the interim Chief Financial Officer of Youth Stream Media, Inc., a NASDAQ-traded public company. Mr. Ramjeet began his professional career in the Entrepreneurial Services Group at Ernst and Young, LLP. During his nine years at Ernst and Young, Mr. Ramjeet served both private and publicly-traded companies in various industries. Mr. Ramjeet received his Bachelor’s degree in Accounting from St. John's University and is a CPA.

Bradley L. Steere II, Esq. - Secretary and Director

Mr. Steere, 51, has been our Secretary and a member of our board of directors since the formation of the company in January 2009. Mr. Steere is a lawyer admitted to practice in the states of New York and Rhode Island who specializes in the practice areas of securities, corporate and commercial law. Mr. Steere was admitted to practice law in the states of New York and Rhode Island in 1990. From 1990 to 1994, Mr. Steere was an attorney in the Enforcement Division of the Northeast Regional Office of the United States Securities and Exchange Commission. From 1994 to the present, Mr. Steere has been in private practice in New York, New York during which time he has been an Associate with the law firm Kane Kessler PC, a partner in the firm of Steere & May, and, since 2000, a sole practitioner. Mr. Steere received his B.A. degree from Boston University in 1984 and his J.D. degree from the Hofstra University School of Law in 1990.

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

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the period ended May 31, 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Wesley Ramjeet,	2011	18,000	0	60,000	0	0	0	0	78,000
CEO (1) (2) (4)	2012	87,666	0	0	0	0	0	0	87,666
	2013	215,167	0	0	0	0	0	0	215,167

Bradley Steere, Secretary (3)	2011	0	0	0	0	0	0	0	0
	2012	8,000	0	0	0	0	0	0	8,000
	2013	12,000	0	0	0	0	0	0	12,000

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

(3) On October 1, 2011, we entered into a consulting agreement with Mr. Bradley Steere pursuant to which Mr. Steere is paid a consulting fee of $1,000 per month.

(4) For the year ended May 2013, Mr. Ramjeet was paid $72,863 and the remaining balance of $142,304 was accrued.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through August 29, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options outstanding or exercised during the year ended May 31, 2013 by the executive officers named in the Summary Compensation Table.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 29, 2013, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

	Shares of Common Stock Beneficially Owned (1)
Name	Number of Shares		Percent of Class

Wesley Ramjeet	30,431,000	(2)	59.55%
Bradley L. Steere II	4,800,000	(3)	9.39%
All directors and executive officers	35,231,000		68.94%

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
(2)           Mr. Ramjeet personally owns 30,431,000 shares of our common stock.
(3)           Mr. Steere personally owns 4,800,000 shares of our common stock.

The percentages in the above table are computed based upon a total of 51,102,788 shares or common stock being outstanding on August 29, 2013.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On March 1, 2009, we entered into an agreement to provide CFO and accounting services to 3A Media, Inc., a private New Jersey corporation (“3A Media”). Under the terms of this agreement, we provided general CFO and accounting services to 3A Media for a fee of $1,000 per month. The term of this agreement expired on August 31, 2010 and continued on a monthly basis until August 1, 2011.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Coulter & Justus, P.C., were as follows:

	Year ended	Year Ended
	May 31,	May 31,
	2013	2012

Audit fees (1)	$32,216	$20,910

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

The Board reviewed the audited financial statements of the Company as of and for the years ended May 31, 2013 and May 31, 2012 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended May 31, 2013 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.     EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)               Consolidated Financial Statements

 Profit Planners Management, Inc.
FORM 10-K
YEAR ENDED MAY 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Profit Planners Management, Inc.

We have audited the accompanying consolidated balance sheets of Profit Planners Management, Inc. and subsidiaries (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended May 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness  of  the  Company’s  internal  control  over  financial  reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Profit Planners Management, Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Coulter & Justus, P.C.
Knoxville, Tennessee
September 6, 2013

Profit Planners Management, Inc.
Consolidated Balance Sheets

	May 31, 2013	May 31, 2012
Assets
Current Assets:
Cash	$127,984	$80,537
Accounts receivable	93,432	77,425
Other current assets	22,411	11,288
Total current assets	243,827	169,250

Property and Equipment:
Property and equipment	11,522	3,550
Less: Accumulated depreciation	(2,494)	(237)
Net property and equipment	9,028	3,313

Total Assets	$252,855	$172,563

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$35,873	$19,299
Accounts payable and accrued expenses - related parties	35,650	33,150
Accrued expenses - officer's compensation	218,641	122,145
Deferred revenue	51,250	-

Total Liabilities	341,414	174,594

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 50,562,972 and 50,407,416 shares issued and outstanding, respectively	50,562	50,406
Common stock - $.001 par value; 314,816 and 370,372 shares subscribed not issued, respectively	314	370
Additional paid-in capital	154,904	144,120
Less: Amount due from subscriber under subscription agreement	(28,334)	(33,334)
Accumulated deficit	(266,005)	(163,593)
Net Stockholders' Deficit	(88,559)	(2,031)
Total Liabilities And Stockholders' Deficit	$252,855	$172,563

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012
Revenues:
Revenue	$843,172	$504,910
Revenue - Related Parties	-	5,660
Total revenue	843,172	510,570

Cost of revenue
Staff salaries - project related	540,839	284,148
Related parties - project related	-	74,036
Other outsourced services	11,509	9,393
Total cost of revenues	552,348	367,577

Gross Profit	290,824	142,993

Operating expenses:
Officer's compensation	105,129	58,544
Consulting & professional expenses	67,657	56,218
Other operating expenses	220,450	81,146
Total operating expenses	393,236	195,908

Net Loss	$(102,412)	$(52,915)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding - basic and diluted	50,517,340	50,308,246

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Shares			Additional	Amount Due Under
	Issued and	Common	Common Stock	Paid-in	Subscription	Accumulated
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Total
Balance June 1, 2011	50,037,046	$50,036	$740	$131,724	$(66,667)	$(110,678)	$5,155

Amount due under subscription agreement	370,370	370	(370)	-	33,333	-	33,333
Stock compensation due under agreement, less cancelled shares	-	-	-	12,396	-	-	12,396
Net loss for the year ended May 31, 2012	-	-	-	-	-	(52,915)	(52,915)
Balance May 31, 2012	50,407,416	$50,406	$370	$144,120	$(33,334)	$(163,593)	$(2,031)

Issuance of common stock vested	100,000	100	-	(100)	-	-	-
Amount due under subscription agreement	55,556	56	(56)	-	5,000	-	5,000
Stock compensation due under agreement, less cancelled shares	-	-	-	10,884	-	-	10,884
Net loss for the year ended May 31, 2013	-	-	-	-	-	(102,412)	(102,412)
Balance May 31, 2013	50,562,972	$50,562	$314	$154,904	$(28,334)	$(266,005)	$(88,559)

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.
Consolidated Statements of Cash Flow

	Year Ended
	May 31, 2013	May 31, 2012

Cash Flows From Operating Activities
Net loss	$(102,412)	$(52,915)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	2,257	237
Net loss on disposal of fixed assets	1,400	-
Stock compensation	10,884	12,396
Changes in operating assets and liabilities:
Accounts receivable	(16,007)	(77,425)
Other current assets	(11,123)	(10,000)
Accounts payable and accrued expenses	16,574	4,741
Accounts payable and accrued expenses - related parties	2,500	-
Accrued expenses payable - officer's compensation	96,496	136,420
Deferred revenue	51,250	-
Net Cash Provided by Operating Activities	51,819	13,454

Cash Flows from Investing Activities
Purchases of property and equipment	(9,372)	(3,550)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock under subscription agreement	5,000	33,333

Net Increase in Cash	47,447	43,237
Cash, beginning of period	80,537	37,300
Cash, end of period	$127,984	$80,537

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Profit Planners Management, Inc. (the “Company”) was incorporated on January 29, 2009 under the laws of the State of Nevada.  The Company derives revenue from management, tax, financial and accounting advisory services mainly through consulting agreements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Organic Innovations, Inc., Twin Peaks Benefits Plus, Inc., Enertel Plus, Inc. and Profit Management, Inc.  All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to current period financial statement presentation. Reclassifications have no effect on previously prepared net income.

Property and equipment

Property and equipment consisted of computer equipment, which is stated at cost and depreciated using the straight-line method based on an estimated useful life of three years.  Depreciation expense totaled $2,257 and $237 for the years ended May 31, 2013, and May 31, 2012, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Accounts receivable

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to accounts receivable.   Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2013 and May 31, 2012, no allowance for doubtful accounts was required.  The Company does not require collateral to support customer receivables.  Three customers accounted for 60% and 92% of accounts receivable as of May 31, 2013 and 2012, respectively.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s three largest customers accounted for 62% and 66% of revenue during 2013 and 2012, respectively.

Deferred Revenue

Deferred revenue represents revenues collected but not earned as of May 31, 2013. This is primarily comprised of proceeds from service contracts that span a year or more and where payments are made in advance of services being rendered.

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

The Company evaluates its uncertain tax positions and a loss would be recognized when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount that would be recognized is subject to estimate and management’s assessment of relevant risks, facts and circumstances for each uncertain tax position. To the extent the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports any tax-related interest and penalties as a component of income tax expense.  The Company is subject to federal and state income taxes in which the Company operates. Tax years subject to examination by federal and state jurisdictions include 2010 and after.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 314,816 and 370,372 potentially dilutive shares outstanding as of May 31, 2013 and May 31, 2012.

NOTE 3 – GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has a net loss of $102,412 for the year ended May 31, 2013; and an accumulated deficit of $266,005 at May 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.  In addition, management intends to obtain capital in the near future through additional private placement offerings.

There can be no assurance that the raising of equity will be successful or that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had revenues totaling $5,660 reflected in the financial statements for the year ended May 31, 2012 (and none in 2013) related to affiliated companies for which the Company’s CEO had a controlling interest.

The Company also had accrued officer’s salary expense payable to the CEO, Wesley Ramjeet, who has a controlling ownership interest in the Company.  The compensation owed to the CEO totaled $218,641 and $122,145 as of May 31, 2013 and 2012, respectively.

NOTE 5 – INCOME TAXES

The Company has federal net operating loss carryovers available to offset future taxable income as follows:

Year Generated	Year of Expiration	Amount
2009	2029	$617
2010	2030	16,939
2011	2031	93,121
2012	2032	53,830
2013	2033	2,506
		$167,013

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of May 31:

	2013	2012
Deferred tax asset – net operating loss carryovers	$17,819	$17,305
Deferred tax asset—accrued expenses	22,082	7,233
Valuation allowance	(39,901)	(24,538)
Net deferred tax asset	$-	$-

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the asset.  The valuation allowance increased by $15,363 in 2013 and $7,936 in 2012.

The reconciliation of income tax benefit attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows:

	Year Ended May 31,
	2013	2012
Income tax at U.S. statutory rate of 15%	$(15,363)	$(7,936)
Increase in valuation allowance	15,363	7,936
Income tax benefit	$-	$-

NOTE 6 – SUBSCRIPTION AGREEMENT

In May 2011, the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase 1,111,112 shares of the Company’s restricted common stock for $100,000.  As of May 30, 2013, the Company received $71,667 of the $100,000 by subscription agreement through the private placement.

NOTE 7 – EQUITY

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

Profit Planners South entered into an employment agreement with an employee on August 1, 2011. In connection with the agreement the Company agreed to issue 50,000 shares of Company common stock to the employee as stock compensation. The common stock vested over two years from the date of the employment agreement. In connection with the agreement, the Company recognized stock compensation expense of $3,646 in 2012. During 2012, the employee associated with this agreement was terminated and no additional compensation expense will be incurred.

On November 18, 2011, the Company entered into an agreement with a consultant. The agreement had an initial term of three (3) years. Under the terms of the agreement, the Company paid the consultant a fee of $10,000 per month and agreed to grant 300,000 total shares of restricted common stock. The shares vested over the term of the agreement at the rate of 100,000 shares per year. In connection with the consulting agreement, the Company recognized stock compensation expense of $10,884 in 2013 and $8,750 in 2012.   The fair value of the grants noted above was determined by the most recent trade price of the common stock at the grant date. This agreement was terminated in May 2013.

NOTE 8 – SUBSEQUENT EVENTS

On June 10, 2013, the Company issued 325,000 restricted shares of Company common stock to employees of the Company as a discretionary bonus approved by the Board of Directors.

On July 1, 2013, the Company entered into a six-month services agreement with a consultant for performance of CFO and similar services. Under the agreement, the consultant will be compensated through the issuance of 500,000 restricted shares of the Company’s common stock. The compensation shares will be delivered to the consultant in equal monthly installments over the six (6) month term of the services agreement.

In August 2013, the Company closed a private transaction with two investors whereby the Company issued 2,350,000 shares of our common stock at a price of $.03 per share for total proceeds of $70,500.

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

14.1 #	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the registrant on August 29, 2011.
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 9, 2013 by the undersigned, thereunto authorized.

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

SIGNATURE	DATE	TITLE

/s/ Wesley Ramjeet	September 9, 2013	Chief Executive Officer and Director
Wesley Ramjeet

/s/ Bradley L Steere II	September 9, 2013	Secretary and Director
Bradley L Steere II