Form 10-Q
period 2013-08-31
Profit Planners Management, Inc.
filed 2013-10-15
CIK 1468164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

PROFIT PLANNERS MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other Jurisdiction of
Incorporation or Organization)

350 Madison Avenue, 8th Floor, New York, New York 10017
(Address of Principal Executive Offices)    (Zip Code)

 (646) 837-0351
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of October 15, 2013, the issuer had 53,737,972 outstanding shares of Common Stock

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2013	May 31, 2013
Assets
Current Assets:
Cash	$109,655	$127,984
Accounts receivable (net of allowance of $26,977 and $0, respectively)	114,707	93,432
Other current assets	18,430	22,411
Total current assets	242,792	243,827

Property and Equipment:
Property and equipment	18,067	11,522
Less: Accumulated depreciation	(3,954)	(2,494)
Net property and equipment	14,113	9,028

Total Assets	$256,905	$252,855

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$47,869	$35,873
Accounts payable and accrued expenses - related parties	38,650	35,650
Accrued expenses - officer's compensation	249,891	218,641
Deferred revenue	25,858	51,250

Total Liabilities	362,268	341,414

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 53,737,972 and 50,562,972 shares issued and outstanding, respectively	53,737	50,562
Common stock - $.001 par value; 314,816 shares subscribed not issued	314	314
Additional paid-in capital	259,813	154,904
Less: Amount due from subscriber under subscription agreement	(28,334)	(28,334)
Accumulated deficit	(390,893)	(266,005)
Net Stockholders' Deficit	(105,363)	(88,559)
Total Liabilities And Stockholders' Deficit	$256,905	$252,855

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	August 31, 2013	August 31, 2012

Revenues	$188,883	$250,800

Cost of revenue	148,058	124,519

Gross Profit	40,825	126,281

Operating expenses:
Development expenses	33,685	-
Officer's compensation	33,594	26,287
Consulting and professional expenses	29,708	6,800
Other operating expenses	68,726	34,441
Total operating expenses	165,713	67,528

Net (Loss) Income and Comprehensive (Loss) Income	$(124,888)	$58,753

Basic and diluted net (loss) income per weighted-average shares common stock	$(0.00)	$0.00

Weighted-average number of shares of common stock to be issued and outstanding - basic	51,657,809	50,407,416

Weighted-average number of shares of common stock to be issued and outstanding - diluted	51,657,809	51,077,788

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	August 31, 2013	August 31, 2012

Net cash (used in) provided by operating activities	$(82,284)	$106,961

Net cash used in investing activities	(6,545)	-

Net cash provided by financing activities	70,500	-

Net change in cash	(18,329)	106,961
Cash, beginning of period	127,984	80,537
Cash, end of period	$109,655	$187,498

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.
Notes to Condensed Consolidated Financial Statements
August 31, 2013
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Profit Planners Management, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The condensed consolidated financial statements for the three months ended August 31, 2013 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2013. The interim results for the period ended August 31, 2013 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – NET LOSS PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 314,816 and 370,370 potentially dilutive shares outstanding as of August 31, 2013 and August 31, 2012, respectively. Due to the loss for the periods presented, the shares are not included in the calculation as they would be anti-dilutive.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had net loss of $124,888 for the three months ended August 31, 2013 and the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $390,893 at August 31, 2013. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern. These actions include continuing to grow the Company’s revenues sufficient to support its cost structure through existing and new clients. In addition, management intends to obtain capital in the near future through additional private placement offerings.  In August 2013, the Company obtained $70,500 through private placement offerings.

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

NOTE 4 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three months ended August 31, 2013. Any taxable income generated will be offset by net operating losses (NOL) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

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

On June 10, 2013, the Company issued 325,000 restricted shares of Company common stock, valued at $29,250, to employees and advisors of the Company as a discretionary bonus approved by the Board of Directors.  The value of the common stock was based on a market price of $.09 per common share on the date of issuance.  The amounts are reflected as salary and consulting expenses in the consolidated financial statements.

Effective July 1, 2013, the Company entered into a six-month services agreement with a consultant for performance of CFO and similar services. Under the agreement, approved by the parties and the Company’s Board of Directors on August 2, 2013, the consultant will be compensated through the issuance of 500,000 restricted shares of the Company’s common stock valued at $25,000.  The value of the common stock was based on a market price of $.05 per common share on August 2, 2013.  The value of the stock issued will be recognized as consulting expense over the contract period as services are rendered and reflected in cost of sales and operating expenses as appropriate.

On August 7, 2013, the Company entered into agreements with accredited investors whereby the Company issued 2,350,000 shares of common stock at a price of $.03 per share for total proceeds of $70,500.

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

Operation

We are a Nevada Corporation founded in January 2009 with offices in New York, California and Florida.

Our current operations are divided into the following revenue streams:

•	CFO, Accounting and Tax Services
•	Insurance and Healthcare Insurance Services
•	Organic Innovations, Inc.
•	Management Services

Our CFO, Accounting and Tax Services business is currently our main revenue generator with more than 85% of our revenues coming from these services. In the future, we expect this percentage to decrease as our other businesses gain traction in the market place.

Our Management services business caters to the financial management needs of sports and entertainment professionals.  Although presently the operation is small, we intend to grow this portion of our business by concentrating more resources to it.

Organic Innovations, Inc. is developing a product e-commerce platform.  We plan to offer “organic” and health-care related products and potential services to the consumer by creating a consumer friendly experience.

Marketing

Our marketing efforts are targeted at small to midsized companies that are known to, located or identified by our finders’ network. We also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. We plan to expand and leverage our current clientele in our CFO, Accounting and Tax services group for potential leads and referrals.  We also intend to explore potential acquisitions of small accounting, or other consulting firms, to acquire their customer lists in order to expand our client base.

Our target will be on companies that have sales of less than $100 million and are based in North America. Our industry focus is professional services and products related to our businesses. Although we focus on these industries we will look at opportunities in other industries if it makes economic sense.

We currently own and operate the following web-sites:

•	www.profitplannersmgt.com
•	www.organicinnovations.com
•	www.organicallycrafted.com
•	www.twinpeaksplus.com

We use these web-sites as part of our marketing strategy.  In addition, we will work to expand our communications through various channels of social and business media that include our web-sites, other sites such as Linkedin, Facebook and Twitter, and through press releases and articles.

We believe that these strategies will provide the best results given our limited marketing budget.

Recent Developments

During the three months ended August 31, 2013, we have begun developing a web-site for our Organic product e-commerce platform that will offer on-line ordering of products categorized under our “organically crafted” moniker.  We are evaluating the products that will be placed on the web-site as well as determining suppliers and distribution channels for these products.  We presently expect the web-site to be commercially available before the end of the 2013 calendar year.  Development of the e-commerce platform was done using both in-house and external resources with a total cost for the quarter of $33,685.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of August 31, 2013, an allowance for doubtful accounts, totaling $26,977, was required because we believe that certain receivables may not be fully collected. The Company does not require collateral to support customer receivables.

Revenue recognition

The Company’s revenues are derived mainly from management, financial and accounting advisory services.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Results of operations

Three Months Ended August 31, 2013 and 2012

For the three months ended August 31, 2013 and 2012, we had service income of $188,883 and $250,800, respectively.  Cost of revenue for the three months ended August 31, 2013 and 2012 totaled $148,058 and $124,519, respectively. Operating expenses for the three months ended August 31, 2013 and 2012 totaled $165,713 and $67,528, resulting in a net loss of $124,888 and a net profit of $58,753, respectively.

Service income for the three months ended August 31, 2013 consisted of CFO, Accounting and Tax Services of $163,425 and Management Services of $25,458.  Service income for the three months ended August 31, 2012 consisted of all CFO, Accounting and Tax Services of $250,800.  The decrease in service income is attributable to the transition in the client base and the completion of non-recurring projects, but is expected to be short term.  As clients grow or change, certain functional responsibilities are brought in-house and our services are no longer necessary.

Cost of revenue for the three months ended August 31, 2013 was $148,058 and was comprised of salaries and compensation expenses of $129,381 and other expenses of $18,677.  Cost of revenue for the three months ended August 31, 2012 was $124,519 and was comprised of salaries of $119,110 and other expenses of $5,409.  The increase in the cost of revenue is directly attributable the timing and staffing of new clients.

Operating expenses for the three months ended August 31, 2013 was $165,713, comprised of development expenses of $33,685, net compensation expense for our CEO of $33,594, professional and consulting fees of $29,708, rent expense of $13,353, bad debt expense of $26,977, travel-related expenses of $7,516, and other expenses of $20,880.

For the three months ended August 31, 2013, we proceeded with our creation and development of our e-commerce platform to sell “organic” products.  The associated development costs consisted of salaries and compensation of $12,250, consulting and professional fees of $18,000 and other web-development expenses of $3,435.

For the three months ended August 31, 2012, the operating expenses were $67,528, comprised of net compensation expense for our CEO of $26,287, professional and consulting fees of $6,800, rent expense of $10,577, travel related expenses of $5,786, stock compensation expense of $3,750 and other expenses of $14,328.

Liquidity and Capital Resources

As of August 31, 2013, we had cash of $109,655 as compared to cash of $127,984 as of May 31, 2013. The decrease in net cash of $18,329 was the result of net cash used in operating activities totaling $82,284, used in investing activities totaling $6,545 and provided by financing activities totaling $70,500 for the three months ended August 31, 2013.  The increase in net cash for the three months ended August 31, 2012 of $106,961 was all from net cash provided in operating activities.

For the three months ended August 31, 2013, net cash used in operating activities was attributable to a net loss of $124,888, a non-cash adjustment for stock compensation expense of $37,583 and net increase from the change in operating assets and liabilities of $5,021.

For the three months ended August 31, 2012, net cash used in operating activities was attributable to a net income of $58,753, a non-cash adjustment for stock compensation expense of $3,750 and a net increase from the change in operating assets and liabilities of $44,458.

Net cash provided by financing activities resulted from $70,500 received for 2,350,000 restricted shares of common stock purchased through private placement.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended August 31, 2013, there has been a change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In July 2013, the Company hired a consultant to assist with financial reporting.  We anticipate this to significantly improve control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings as of the date of filing of this Quarterly Report.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10K for the fiscal year ended May 31, 2013 contains a description of the risk factors relating to our operations and to an investment in our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 10, 2013, we issued 325,000 restricted shares of Company common stock, valued at $29,250, to employees and advisors of the Company as a discretionary bonus approved by the Board of Directors.  The value of the common stock was based on a market price of $.09 per common share on the date of issuance.  The amounts are reflected as salary and consulting expenses in the consolidated financial statements.

Effective July 1, 2013, we entered into a six-month services agreement with a consultant for performance of CFO and similar services. Under the agreement, approved by the parties and the Company’s Board of Directors on August 2, 2013, the consultant will be compensated through the issuance of 500,000 restricted shares of the Company’s common stock valued at $25,000.  The value of the common stock was based on a market price of $.05 per common share on August 2, 2013.  The value of the stock issued will be amortized equally over the six month contract as consulting expense and reflected in cost of sales and operating expenses as appropriate.

On August 7, 2013, we entered into agreements with accredited investors whereby the Company issued 2,350,000 shares of common stock at a price of $.03 per share for total proceeds of $70,500.

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

PROFIT PLANNERS MANAGEMENT, INC.

/s/ Wesley Ramjeet
October 15, 2013	Wesley Ramjeet
Chief Executive Officer, Chief Financial Officer and Director