Form 10-Q
period 2013-11-30
Profit Planners Management, Inc.
filed 2014-01-13
CIK 1468164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

or

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
Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of January 10, 2014, the issuer had 53,737,972 outstanding shares of Common Stock

Profit Planners Management, Inc.

TABLE OF CONTENTS

	PART I	Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of November 30, 2013 (Unaudited) and May 31, 2013 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended November 30, 2013 and 2012 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and 2012 (Unaudited)	3
	Notes to the Condensed Consolidated Financials (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T	Controls and Procedures	11

	PART II
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

SIGNATURES		12

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
Condensed Consolidated Balance Sheets
	(Unaudited)
	November 30, 2013	May 31, 2013
Assets
Current assets:
Cash	$52,317	$127,984
Accounts receivable (net of allowance of $60,173 and $0, respectively)	87,391	93,432
Other current assets	15,272	22,411
Total current assets	154,980	243,827

Property and equipment:
Property and equipment	22,067	11,522
Less: accumulated depreciation	(5,571)	(2,494)
Net property and equipment	16,496	9,028

Total Assets	$171,476	$252,855

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$36,285	$35,873
Accounts payable and accrued expenses - related parties	35,650	35,650
Accrued expenses - officer's compensation	273,567	218,641
Deferred revenue	-	51,250

Total Liabilities	345,502	341,414

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 53,737,972 and 50,562,972 shares issued and outstanding, respectively	53,737	50,562
Common stock - $.001 par value; 314,816 shares subscribed not issued	314	314
Additional paid-in capital	272,314	154,904
Less: amount due from subscriber under subscription agreement	(28,334)	(28,334)
Accumulated deficit	(472,057)	(266,005)
Net Stockholders' Deficit	(174,026)	(88,559)
Total Liabilities And Stockholders' Deficit	$171,476	$252,855

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012

Revenues
Consulting and management services fees	$176,523	$202,410	$365,406	$453,210
Products	6,882	-	6,882	-
Total revenues	183,405	202,410	372,288	453,210

Cost of revenues
Personnel and overhead costs	123,700	142,475	271,758	266,994
Product costs	4,828	-	4,828	-
Total cost of revenues	128,528	142,475	276,586	266,994

Gross Profit	54,877	59,935	95,702	186,216

Selling, general and administrative expenses:
Development expenses	-	-	33,685	-
Corporate management	53,912	22,784	87,506	49,071
Consulting and professional expenses	16,905	38,078	46,613	44,878
Other operating expenses	65,224	39,826	133,950	74,267
Total selling, general and administrative expenses	136,041	100,688	301,754	168,216

Net (Loss) Income and Comprehensive (Loss) Income	$(81,164)	$(40,753)	$(206,052)	$18,000

Basic and diluted net (loss) income per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted-average number of shares of common stock to be issued and outstanding - basic	53,737,972	50,424,998	52,692,207	50,416,159

Weighted-average number of shares of common stock to be issued and outstanding - diluted	53,737,972	50,424,998	52,692,207	51,069,045

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
	Six	Six
	Months Ended	Months Ended
	November 30, 2013	November 30, 2012

Net cash (used in) provided by operating activities	$(135,622)	$5,475

Net cash used in investing activities	(10,545)	(5,565)

Net cash provided by financing activities	70,500	5,000

Net change in cash	(75,667)	4,910
Cash, beginning of period	127,984	80,537
Cash, end of period	$52,317	$85,447

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.
Notes to Condensed Consolidated Financial Statements
November 30, 2013
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

The condensed consolidated financial information for the three months and six months ended November 30, 2013 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2013. The interim results for the period ended November 30, 2013 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – REVENUE RECOGNITION

The Company’s revenues are derived from management, financial and accounting advisory service fees and, beginning October 2013, sales of products from the Company’s Organic Innovations subsidiary’s e-commerce sites.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Product sales represent revenue from the sale of products and related shipping fees.  Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers.  Return allowances, which reduce revenue, are estimated based on management’s judgment.  Revenue from product sales is recorded net of sales taxes.  Current discount offers, when accepted by our customers, are treated as a reduction to sales revenues.

NOTE 3 – NET LOSS PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 314,816 and -0- potentially dilutive shares outstanding as of November 30, 2013 and November 30, 2012, respectively.

NOTE 4 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had net loss of $206,052 for the six months ended November 30, 2013 and the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $472,057 at November 30, 2013. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – RELATED PARTY

On October 1, 2013 the Company purchased for $4,000, a domain name and site from Golden Age Medical Inc., a company owned by the Company’s CEO.

The Company also had accrued officer’s salary expense payable to the CEO who has a controlling ownership interest in the Company. The compensation owed to the CEO totaled $273,567 and $218,641 as of November 30, 2013 and May 31, 2013, respectively.

NOTE 6 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the six months ended November 30, 2013. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 7 – STOCKHOLDERS’ EQUITY

On June 10, 2013, the Company issued 325,000 restricted shares of Company common stock, valued at $29,250, to employees and advisors of the Company as a discretionary bonus approved by the Board of Directors.  The value of the common stock was based on a market price of $.09 per common share on the date of issuance.  The amounts are reflected as salary and consulting expenses in the condensed consolidated financial statements.

Effective July 1, 2013, the Company entered into a six-month services agreement with a consultant for performance of CFO and similar services. Under the agreement, approved by the parties and the Company’s Board of Directors on August 2, 2013, the consultant will be compensated through the issuance of 500,000 restricted shares of the Company’s common stock valued at $25,000.  The value of the common stock was based on a market price of $.05 per common share on August 2, 2013.  The value of the stock issued will be recognized as consulting expenses over the contract period as services are rendered and reflected in cost of sales and operating expenses as appropriate.

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

Operation

We are a Nevada Corporation founded in January 2009 with offices in New York, California and Florida.

Our current operations are divided into the following revenue streams:

●	CFO, Accounting and Tax Services
●	Insurance and Healthcare Insurance Services
●	Organic Innovations, Inc.
●	Management Services

Our CFO, Accounting and Tax Services business continues to be our main revenue generator with more than 85% of our revenues coming from these services. In the future, we expect this percentage to decrease as our other businesses gain traction in the market place.

Our Management Services business caters to the financial management needs of sports and entertainment professionals.  Although presently the operation is small, we intend to grow this portion of our business by concentrating more resources to it.

Organic Innovations, Inc. has developed and will continue to expand its organic product e-commerce platform.  Organic Innovations offers “organic” and health-care related products and potential services to the consumer by creating a consumer friendly on-line experience through our “Organically Crafted” branded website.  In October 2013 we added a product line of products for the aging population under the e-commerce name Golden Age Medical.  The products on the Golden Age Medical brand website meet the growing demand from consumers for health related products for the aging population.

Marketing

Our marketing focus depends on the business and consumer market.  For our CFO, Accounting and Tax Services business, our marketing efforts are targeted at small to midsized companies that are known to, located or identified by our finders’ network. We also utilize our contacts with other professional service firms (law firms, investment bankers, venture capital firms and CPA audit firms) that provide services to the small and middle market sector for referrals of potential clients. We plan to expand and leverage our current clientele in our CFO, Accounting and Tax services group for potential leads and referrals.  We also intend to explore alliances or potential acquisitions of small accounting, or other consulting firms, to access their customer lists so that we can expand our client base.

Although our target market has been on companies that have sales of less than $100 million and are based in North America, we plan to expand to larger companies as our consulting staff grows.  Our industry focus is professional services and products related to our businesses. Although we focus on these industries we will look at opportunities in other industries if it makes economic sense.

For our Organic Innovations business, our marketing efforts target the health conscious consumer regardless of age for our Organically Crafted brand and the aging senior population and their support providers for our Golden Age Medical brand.  Both brands are primarily focused on the North American consumer at the present time, but we plan to expand the brands to select global markets as the business grows.  We utilize e-mail campaigns, social media and promotional opportunities utilizing consumer lists and contacts.

We currently own and operate the various web-sites, and the following are the more prominent ones:

●	www.profitplannersmgt.com
●	www.organicinnovations.com
●	www.organicallycrafted.com
●	www.twinpeaksplus.com
●	www.profitplannersinsurancegroup.com
●	www.goldenagemedical.com

We use these web-sites as part of our marketing strategy.  In addition, we work to expand our communications through various channels of social and business media that include our web-sites, other sites such as LinkedIn, Facebook and Twitter, and through press releases and articles.

Our marketing costs for the six months ended November 30, 2013 were inherent in our development expenses of $33,685 incurred in the first quarter and also include corporate communication expenses of $3,730.  Development expenses included the development of the Organically Crafted brand name, logo, web-site, relationships with suppliers and consisted of web development costs and staff and consulting cost.  Other ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Recent Developments

During the six months ended November 30, 2013, we completed the development of our Organic product e-commerce platform and launched a web-site that offers on-line ordering of products categorized under our “organically crafted” brand.  In October 2013, we acquired a domain name and site for Golden Age Medical, an e-commerce platform that resells health related products for the senior community using an on-line web-site.   Both web-sites are managed under our Organic Innovations, Inc. subsidiary and complement each other.  Although both web-sites are relatively new, Organic Innovations, Inc. already has some sales, even if relatively small amounts.  Although we have established suppliers and distribution channels for these products, we are continuing to evaluate the product offerings for each web-site.  We will utilize marketing, product offering and potentially acquisitions of similar business as a continuous way to improve and grow the businesses.

Development of the organic product e-commerce platform was completed using both in-house and external resources.  Costs for this platform for the three and six months ended November 30, 2013 were -0- and $33,685, respectively.   These development costs included development of the brand, its logo, the web-site, product decisions and product placement on the web-site.  Costs to acquire the Golden Age domain name and site totaled $4,000 in the quarter and there were only incidental costs to operate it.  This amount was capitalized and will be depreciated over its useful life.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined for the six months ended November 30, 2013, an allowance for doubtful accounts of $60,173 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services, and online retail operations.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Product sales represent revenue from the sale of products and related shipping fees.  Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers.  Return allowances, which reduce revenue, are estimated are based on management’s judgment.  Revenue from product sales is recorded net of sales taxes.  Current discount offers, when accepted by our customers, are treated as a reduction to sales revenues.

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

Results of operations

Three Months Ended November 30, 2013 and 2012

For the three months ended November 30, 2013 and 2012, we had revenue of $183,405 and $202,410, respectively.  Cost of revenues for the three months ended November 30, 2013 and 2012 totaled $128,528 and $142,475, respectively.  Selling, general and administrative expenses for the three months ended November 30, 2013 and 2012 totaled $136,041 and $100,688, respectively, resulting in a net loss of $81,164 and $40,753, respectively.

Consulting service income for the three months ended November 30, 2013 consisted of CFO, Accounting and Tax Services of $151,131 and Management Services of $25,392.  Product sales from the Organic Innovations businesses totaled $6,882 for the quarter ended November 30, 2013.  For the comparable three months ended November 30, 2012, consulting service income consisted of CFO, Accounting and Tax Services of $138,410 and Management Services of $64,000.  The changes in service income are attributable to fluctuations in the client base, the completion of non-recurring projects and the timing of acquiring new clients.

Cost of revenues for the three months ended November 30, 2013 comprised of personnel and overhead costs of $123,700 and product costs $4,828.  The personnel and overhead costs were comprised of salaries and compensation expenses of $109,720 and other overhead expenses of $13,980.  All products sold were purchased for resale upon the order and receipt of payment from the customer.  Cost of revenues for the three months ended November 30, 2012 comprised of personnel and overhead costs of $142,475.  The personnel and overhead costs were comprised of salaries and compensation expenses of $138,315 and other overhead costs of $4,160.

Selling, general and administrative expenses for the three months ended November 30, 2013 was $136,041, comprised of net compensation expense for corporate management of $53,912, consulting and professional expenses of $16,905, rent expense of $16,712, bad debt expense of $33,196, travel-related expenses of $5,431, and other expenses of $9,885.  Selling, general and administrative expenses for the three months ended November 30, 2012 was $100,688, comprised of net compensation expense for corporate management of $22,784, consulting and professional expenses of $38,078, rent expense of $10,484, travel-related expenses of $4,276, and other expenses of $25,066.  Fluctuations in consulting and professional expenses and the corporate management for the comparative periods result from time spend on general and administrative duties versus working directly on client accounts.

Six Months Ended November 30, 2013 and 2012

For the six months ended November 30, 2013 and 2012, we had revenue of $372,288 and $453,210, respectively.  Cost of revenue for the six months ended November 30, 2013 and 2012, totaled $276,586 and $266,994, respectively.  Selling, general and administrative expenses for the six months ended November 30, 2013 and 2012, totaled $301,754 and $168,216, resulting in a net loss of $206,052 and a net profit of $18,000, respectively.

Consulting service income for the six months ended November 30, 2013 consisted of CFO, Accounting and Tax Services of $314,082 and Management Services of $51,324.  Product sales from the Organic Innovations business totaled $6,882 for the six months ended November 30, 2013.  For the comparable six months ended November 30, 2012, consulting service income consisted of CFO, Accounting and Tax Services of $389,210 and Management Services of $64,000.  The changes in service income are attributable to changes in the client base and the completion of non-recurring projects.  As clients grow or change, certain functional responsibilities are brought in-house and our services are no longer necessary.

Cost of revenues for the six months ended November 30, 2013 totaled $276,586 and was comprised of personnel and overhead costs of $271,758 and product costs $4,828.  The personnel and overhead costs were comprised of salaries and compensation expenses of $239,101 and other overhead expenses of $32,657.  All products sold were purchased for resale upon the order and receipt of payment from the customer.  Cost of revenues for the six months ended November 30, 2012 comprised of personnel and overhead costs of $266,994.  The personnel and overhead costs were comprised of salaries and compensation expenses of $257,425 and other overhead costs of $9,569.

Selling, general and administrative expenses for the six months ended November 30, 2013 was $301,754, comprised of development expense of $33,685, net compensation expense for corporate management of $87,506, consulting and professional expenses of $46,613, rent expense of $30,065, bad debt expense of $60,173, travel-related expenses of $12,947, and other expenses of $30,765.  The development expenses for the Organic Innovation e-commerce platform to sell “organic” products consisted of salaries and compensation of $12,250, consulting and professional fees of $18,000 and other web-development expenses of $3,435.  Selling, general and administrative expenses for the six months ended November 30, 2012 was $168,216, comprised of net compensation expense for corporate management of $49,071, consulting and professional expenses of $44,878, rent expense of $21,061, travel-related expenses of $12,399, and other expenses of $40,807.  In the first two quarters of 2013, certain former client accounts have had difficulty in meeting their obligations to us and we have conservatively recorded an allowance against our accounts receivables, while we continue to pursue collection for our services.

Liquidity and Capital Resources

As of November 30, 2013, we had cash of $52,317 as compared to cash of $127,984 as of May 31, 2013.  The decrease in net cash of $75,667 was the result of net cash used in operating activities totaling $135,622, used in investing activities totaling $10,545 and provided by financing activities totaling $70,500 for the six months ended November 30, 2013.

For the six months ended November 30, 2013, net cash used in operating activities was attributable to a net loss of $206,052, non-cash adjustments for depreciation expense of $3,077 and stock compensation expense of $50,086, and a net increase from the change in operating assets and liabilities of $17,267.

For the six months ended November 30, 2012, net cash generated from operating activities was attributable to net income of $18,000, non-cash adjustments for depreciation expense of $625 and stock compensation expense of $7,135, offset by the net change in operating assets and liabilities of $20,285.

Net cash provided by financing activities for the six months ended November 30, 2013 resulted from $70,500 received for 2,350,000 restricted shares of common stock purchased through private placement.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended November 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 13, 2014	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial , Chief Accounting Officer, Officer and Director