Form 10-Q
period 2014-02-28
Profit Planners Management, Inc.
filed 2014-04-10
CIK 1468164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of April 1, 2014, the issuer had 53,737,972 outstanding shares of Common Stock

Profit Planners Management, Inc.

TABLE OF CONTENTS

	PART I	Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of February 28, 2014 (Unaudited) and May 31, 2013 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended February 28, 2014 and 2013 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and 2013 (Unaudited)	3
	Notes to the Condensed Consolidated Financials (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T	Controls and Procedures	12

	PART II
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURES		14

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2014	May 31, 2013
Assets
Current assets:
Cash	$21,664	$127,984
Accounts receivable (net of allowance of $60,173 and $0, respectively)	80,652	93,432
Other current assets	12,876	22,411
Current assets of discontinued operations	905	-
Total current assets	116,097	243,827

Property and equipment:
Property and equipment	13,172	11,522
Less: accumulated depreciation	(5,741)	(2,494)
Net property and equipment	7,431	9,028

Non-current assets of discontinued operations	7,227	-

Total Assets	$130,755	$252,855

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$54,438	$35,873
Accounts payable and accrued expenses - related parties	35,650	35,650
Accrued expenses - officer's compensation	350,687	218,641
Deferred revenue	-	51,250
Current liabilities of discontinued operations	3,319	-
Total Liabilities	444,094	341,414

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized;
none and none issued and outstanding	-	-
Common stock - $.001 par value; 500,000,000 shares authorized;
53,737,972 and 50,562,972 shares issued and outstanding, respectively	53,737	50,562
Common stock - $.001 par value; 314,816 shares subscribed not issued	314	314
Additional paid-in capital	276,479	154,904
Less: amount due from subscriber under subscription agreement	(28,334)	(28,334)
Accumulated deficit	(615,535)	(266,005)
Net Stockholders' Deficit	(313,339)	(88,559)
Total Liabilities And Stockholders' Deficit	$130,755	$252,855

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Revenues:
Consulting and management services fees	$142,576	$177,845	$507,982	$631,055
Consulting and management services fees - related party	3,000	-	3,000	-
Total revenues	145,576	177,845	510,982	631,055

Cost of revenues - personnel and overhead costs	142,275	128,611	413,883	395,605

Gross Profit	3,301	49,234	97,099	235,450

Selling, general and administrative expenses:
Corporate management	71,337	33,659	158,843	82,731
Consulting and professional expenses	25,443	14,979	72,056	59,857
Other operating expenses	52,043	77,216	186,016	151,482
Total selling, general and administrative expenses	148,823	125,854	416,915	294,070

Net loss and comprehensive loss from continuing operations	(145,522)	(76,620)	(319,816)	(58,620)
Net income (loss) and comprehensive income (loss) from discontinued operations, net of tax	2,044	-	(29,714)	-

Net loss and comprehensive loss	$(143,478)	$(76,620)	$(349,530)	$(58,620)

Basic net (loss) income per weighted-average shares common stock
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	0.00	-	(0.00)	-
Net income (loss)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted net (loss) income per weighted-average shares common stock
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	0.00	-	(0.00)	-
Net income (loss)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding
Basic	53,737,972	50,507,416	53,036,965	50,468,588
Diluted	54,052,788	51,077,788	53,351,781	51,077,788

See accompanying notes to condensed consolidated financial statements.

Profit Planners Management, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	February 28, 2014	February 28, 2013

Net cash (used in) provided by operating activities	$(166,275)	$19,443

Net cash used in investing activities	(10,545)	(6,376)

Net cash provided by financing activities	70,500	5,000

Net change in cash	(106,320)	18,067
Cash, beginning of period	127,984	80,537
Cash, end of period	$21,664	$98,604

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.
Notes to Condensed Consolidated Financial Statements
February 28, 2014
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

The condensed consolidated financial information for the three months and nine months ended February 28, 2014 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2013. The interim results for the period ended February 28, 2014 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – REVENUE RECOGNITION

The Company’s revenues are derived from management, financial and accounting advisory service fees.  Product sales from the Company’s Organic Innovations subsidiary’s e-commerce sites are reflected in discontinued operations.  The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

NOTE 3 – DISCONTINUED OPERATIONS

As of February 28, 2014 the Company reached a decision to sell the assets of its Organic Innovations business.  The assets consist of three domain names, trademarks, websites and customer lists.  The domain names were purchased from third parties and a related party (Note 6) and have a carrying value of $7,227 as of February 28, 2014.  The other assets were internally developed and have no carrying value.  The Company currently is in discussions with interested parties and intends to sell the assets within a year.  Cash flows from the business arise primarily from the gross margin of the products and working capital timing.

Product sales represent revenue from the sale of products and related shipping fees.  Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers.  Return allowances, which reduce revenue, are estimated using historical experience.  Revenue from product sales is recorded net of sales taxes.  Current discount offers, when accepted by our customers, are treated as a reduction to sales revenues.

The following table summarized the results of the Organic Innovations business for the three and nine months ended February 28, 2014 and 2013.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Net product sales	$14,142	$-	$21,024	$-

Cost of sales	(10,765)	-	(15,743)	-
Other operating expenses	(1,333)	-	(34,995)	-

Income (loss) from discontinued operations	2,044	-	(29,714)	-
Income taxes	-	-	-	-

Net income (loss) from discontinued operations, net of taxes	$2,044	-	$(29,714)	-

Cash flows from discontinued operations	$1,899	$-	$(25,632)	$-

The discontinued operations are in a net operating loss position and any taxable income generated would be offset by the losses incurred.  Since management cannot determine if the operation will be able to generate sufficient taxable income to realize any tax benefits a valuation allowance has been established to offset the asset.

NOTE 4 – NET LOSS PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 314,816 and 370,372 potentially dilutive shares outstanding as of February 28, 2014 and February 28, 2013, respectively.  Due to the loss for the periods presented, the shares are not included in the calculation as they would be anti-dilutive.

NOTE 5 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $349,530 for the nine months ended February 28, 2014 and the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $615,535 at February 28, 2014. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 – RELATED PARTY

On October 1, 2013 the Company purchased for $4,000, a domain name and site from Golden Age Medical Inc., a company owned by the CEO.

In January 2014, the Company received a retainer of $5,000 and provided services totaling $3,000 to a company in which the CEO has a controlling interest.

The Company also had accrued officer’s salary expense payable to the CEO, who has a controlling ownership interest in the Company. The net compensation owed to the CEO totaled $350,687 and $218,641 as of February 28, 2014 and May 31, 2013, respectively.

NOTE 7 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the nine months ended February 28, 2014. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Operations

We are a Nevada Corporation founded in January 2009 with offices in New York, California and Florida.

Our current operations are divided into the following revenue streams:

• CFO, Accounting and Tax Services
• Insurance and Healthcare Insurance Services
• Management Services

Our CFO, Accounting and Tax Services business continues to be our main revenue generator with most of our revenues coming from these services. In the future, we expect this percentage to decrease as our other businesses gain traction in the market place.

Our Management Services business caters to the financial management needs of sports and entertainment professionals.  Although presently the operation is small, we intend to grow this portion of our business by concentrating more resources to it.

In February 2014, management reached a decision to sell the assets of its Organic Innovations Inc. business.    Organic Innovations, Inc. consists primarily of two e-commerce platforms and websites branded under the “Golden Age Medical” and “Organically Crafted” names.  The Golden Age Medical brand website provides for the growing demand from consumers for health related products for the aging population. Organically Crafted website offers “organic” and health-care related products and potential services to the consumer by creating a consumer friendly on-line experience.  We are presently in discussions with interested parties and expect to sell the assets within a year.  The business operations, assets and liabilities related to this business have been reflected as discontinued operations on the financial statements.

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

For our Organic Innovations business, our marketing efforts for the Organically Crafted brand target the health conscious consumer regardless of age and for our the Golden Age Medical brand target the aging senior population and their support providers.  Both brands are primarily focused on the North American consumer, but we plan to continue to expand the reach until the business is sold.  We utilize e-mail campaigns, social media and promotional opportunities utilizing consumer lists and contacts.

We currently own and operate the various web-sites, and the following are the more prominent ones:

• www.profitplannersmgt.com
• www.organicinnovations.com
• www.organicallycrafted.com
• www.twinpeaksplus.com
• www.profitplannersinsurancegroup.com
• www.goldenagemedical.com
• www.ppmtgroup.com

We use these web-sites as part of our marketing strategy.  In addition, we work to expand our communications through various channels of social and business media that include our web-sites, other sites such as LinkedIn, Facebook and Twitter, and through press releases and articles. We will continue to maintain all of our web-sites even as we seek third parties to purchase our Organic Innovations business.

Our marketing costs for the nine months ended February 28, 2014 related to our continuing business operations were approximately $3,200.  Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.  In prior quarters, development expenses of $33,685 were predominantly for the development of the Organically Crafted brand name, logo, web-site, relationships with suppliers.  These expenses were related to the Organic Innovations business and are reflected as part of the discontinued operations on the financial statements.

We believe that these strategies will provide the best results given our limited marketing budget.

Recent Developments

In February 2014, upon completion of the e-commerce platforms for our Organic Innovations business, we decided to seek potential acquirers for the assets of the business.  During the nine months ended February 28, 2014, we completed the development of our organic product e-commerce platform and launched a web-site that offers on-line ordering of products categorized under our “Organically Crafted” brand.  We also acquired a domain name and site for Golden Age Medical, an e-commerce platform that resells health related products for the senior community using an on-line web-site, for $4,000.  Both web-sites are managed under our Organic Innovations, Inc. subsidiary and complement each other.  We will continue to evaluate and improve the product offerings for each web-site and utilize marketing to maintain and grow the business through the future sale date.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of the nine months ended February 28, 2014, an allowance for doubtful accounts of $60,173 was still required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

For discontinued operations, product sales represent revenue from the sale of products and related shipping fees.  Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers.  Return allowances, which reduce revenue, are estimated using historical experience.  Revenue from product sales is recorded net of sales taxes.  Current discount offers, when accepted by our customers, are treated as a reduction to sales revenues.

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were 314,816 and 370,372 potentially dilutive shares outstanding as of February 28, 2014 and February 28, 2013, respectively.

Results of operations

Three Months Ended February 28, 2014 and 2013

Continuing operations

For the three months ended February 28, 2014 and 2013, we had revenue of $145,576 and $177,845, respectively.  Cost of revenues for the three months ended February 28, 2014 and 2013 totaled $142,275 and $128,611, respectively.  Selling, general and administrative expenses for the three months ended February 28, 2014 and 2013 totaled $148,823 and $125,854, respectively, resulting in a net loss from continuing operations of $145,522 and $76,620, respectively.

Consulting service income for the three months ended February 28, 2014 consisted of CFO, Accounting and Tax Services of $145,576.  For the comparable three months ended February 28, 2013, consulting service income consisted of CFO, Accounting and Tax Services of $141,845 and Management Services of $36,000.  The changes in service income are attributable to fluctuations in the client base, the completion of non-recurring projects and the timing of acquiring new clients.

Cost of revenues for the three months ended February 28, 2014 comprised of personnel and overhead costs of $142,275.  The personnel and overhead costs were comprised of salaries and compensation expenses of $126,576 and other overhead expenses of $15,699.  Cost of revenues for the three months ended February 28, 2013 comprised of personnel and overhead expenses of $128,611.  The personnel and overhead expenses were comprised of salaries and compensation expenses of $126,853 and other overhead expenses of $1,758.

Selling, general and administrative expenses for the three months ended February 28, 2014 was $148,823 comprised of net compensation expense for corporate management of $71,337, consulting and professional expenses of $25,443, rent expense of $16,338, travel-related expenses of $7,531, computer related expenses of $5,281, office supplies and filings fees of $4,435, corporate communications of $3,413 and other expenses of $15,045.  Selling, general and administrative expenses for the three months ended February 28, 2013 was $125,854, comprised of net compensation expense for corporate management of $33,659, consulting and professional expenses of $14,979, corporate communications of $15,391, rent expense of $11,355, office supplies and filing fees of $10,877, travel-related expenses of $13,933, computer related expenses of $2,455, and other expenses of $23,205.  Fluctuations in consulting and professional expenses and the corporate management for the comparative periods result from time spent on general and administrative duties versus working directly on client accounts.

Discontinued operations

For the three months ended February 28, 2014, the Organic Innovations business had product sales of $14,142, cost of revenue of $10,765 and other operating expense of $1,333 for net income of $2,044.  Activity in the Organic Innovation business did not begin until the first fiscal quarter of 2014.  As such, the comparative three months ended February 28, 2013, had no activity.

Nine Months Ended February 28, 2014 and 2013

Continuing operations

For the nine months ended February 28, 2014 and 2013, we had revenue of $510,982 and $631,055, respectively.  Cost of revenue for the nine months ended February 28, 2014 and 2013, totaled $413,883 and $395,605, respectively.  Selling, general and administrative expenses for the nine months ended February 28, 2014 and 2013, totaled $416,915 and $294,070, resulting in a net loss from continuing operations of $319,816 and $58,620, respectively.

Consulting service income for the nine months ended February 28, 2014 consisted of CFO, Accounting and Tax Services of $459,658 and Management Services of $51,324.  For the comparable nine months ended February 28, 2013, consulting service income consisted of CFO, Accounting and Tax Services of $531,055 and Management Services of $100,000.  The changes in service income are attributable to changes in the client base and the completion of non-recurring projects.  As clients grow or change, certain functional responsibilities are brought in-house and our services are no longer necessary.

Cost of revenues for the nine months ended February 28, 2014 totaled $413,883 and was comprised of salaries and compensation expenses of $365,677 and other overhead expenses of $48,206.  Cost of revenues for the nine months ended February 28, 2013 comprised of personnel and overhead expenses of $395,605.  The personnel and overhead expenses were comprised of salaries and compensation expenses of $384,279 and other overhead expenses of $11,326.

Selling, general and administrative expenses for the nine months ended February 28, 2014 was $416,915, comprised of net compensation expense for corporate management of $158,843, consulting and professional expenses of $72,056, rent expense of $46,403, bad debt expense of $60,173, travel-related expenses of $20,478, computer related expenses of $15,813, office supplies and filing fees of $13,944, corporate communications of $8,299, and other expenses of $20,906.  Selling, general and administrative expenses for the nine months ended February 28, 2013 was $294,070, comprised of net compensation expense for corporate management of $82,731, consulting and professional expenses of $59,857, rent expense of $32,416, corporate communications of $26,333, travel-related expenses of $26,332, office supplies and filing fees of $18,921, computer related expenses of $8,557, and other expenses of $38,923.  During fiscal year 2014, certain former client accounts have had difficulty in meeting their obligations to us and we have conservatively recorded an allowance against our accounts receivables, while we continue to pursue collection for our services.

Discontinued operations

For the nine months ended February 28, 2014, the Organic Innovations business had product sales of $21,024, cost of revenue of $15,743, development expense of $33,685, and other operating expense of $1,310 for a net loss of $29,714.  The development expenses for the Organic Innovation e-commerce platform to sell “organic” products consisted of salaries and compensation of $12,250, consulting and professional fees of $18,000 and other web-development expenses of $3,435.  Activity in the Organic Innovation business did not begin until the first fiscal quarter of 2014.  As such, the comparative nine months ended February 28, 2013, had no activity.

Liquidity and Capital Resources

As of February 28, 2014, we had cash of $21,664 as compared to cash of $127,984 as of May 31, 2013.  The decrease in net cash of $106,320 was the result of net cash used in operating activities totaling $166,275, used in investing activities totaling $10,545 and provided by financing activities totaling $70,500 for the nine months ended February 28, 2014.

For the nine months ended February 28, 2014, net cash used in operating activities was attributable to a net loss of $349,530, non-cash adjustments for depreciation expense of $4,915 and stock compensation expense of $54,249, and a net increase from the change in operating assets and liabilities of $124,091. Net cash provided by financing activities for the nine months ended February 28, 2014 resulted from $70,500 received for 2,350,000 restricted shares of common stock purchased through private placement.

For the nine months ended February 28, 2013, the Company increased cash of $18,067 was the result of $19,443 provided by operating activities, $6,376 used in investing activities and $5,000 provided by financing activities.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended February 28, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 10, 2014	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial , Chief Accounting Officer, Officer and Director