Form 10-K
period 2014-05-31
Profit Planners Management, Inc.
filed 2014-08-18
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒   Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed fiscal quarter, was $571,523.64.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $.001 par value per share	54,052,788 shares

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

PART I

Item 1.      BUSINESS

Our Background

Profit Planners Management, Inc. was incorporated pursuant to the laws of the State of Nevada on January 29, 2009.

Our Business

Over the past twelve months our operations have been focused on the following major business areas:

●	CFO, Accounting and Tax Services;
●	Insurance and Healthcare Insurance Services;
●	Advisory Consulting Services;
●	Management Services

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

Insurance and Healthcare Insurance Services

Our Insurance and Healthcare Insurance division, Profit Planners Insurance Group, is a licensed insurance brokerage. We offer a wide array of insurance and insurance related products such as life insurance, annuities, health insurance, healthcare discount benefit cards and programs as well as self-funded health insurance accounts. Our Insurance and Healthcare Insurance division offers insurance services to our corporate clients as part of our consulting services. It also sells insurance products and services directly to individuals and companies that have not engaged us for other consulting services.

We receive commission from the insurance carrier based on the premium of the product being purchased.

As the operation has yet to generate any revenues, we are re-evaluating our approach.

Advisory Consulting Services

Our Advisory Consulting Services Practice, PPMT Strategic Group, supplies strategic and financial consulting services to companies looking to raise capital in the debt and equity markets. Our knowledge and access to experienced personnel can provide the planning, financial modeling and advice to middle market companies.

Clients are billed either on an hourly basis for these services we provide or under a monthly retainer, if the engagement is to be for an extended period of time. The hourly rates that we charge our clients for these services depends on the complexity of the work being done and the experience level of the persons assigned to the work.

Management Services

Our Management Services division provides budgeting and asset allocation and control advice to professional athletes, entertainers and other high earning individuals. According to a study conducted by ESPN, statistically 78% of all National Football League players are bankrupt, or are in financial difficulties within two years of their retirement from professional football. Other athletes in the National Basketball Association or Major League Baseball share the same financial issues. It seems clear that these high earning athletes are not receiving competent advice on how to budget their earnings and expenses to provide for their financial needs over the course of their lives.

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

Although our target market has been on companies that have sales of less than $100 million and are based in North America, we plan to expand to larger companies as our consulting staff grows. We also focus our efforts on Private Equity and Investment Banking firms, who generally require the skill base we possess for some of their investments. Our industry focus is professional services and products related to our businesses. Although we focus on these industries we will look at opportunities in other industries if it makes economic sense.

Prior to the sale of our assets in our Organic Innovations business in May 2014, our marketing efforts for the Organically Crafted brand targeted the health conscious consumer regardless of age and for our the Golden Age Medical brand targeted the aging senior population and their support providers. Both brands were primarily focused on the North American consumer. We utilized e-mail campaigns, social media and promotional opportunities utilizing consumer lists and contacts.

We currently own and operate various web-sites, with the following being the more prominent ones:

●	www.profitplannersmgt.com
●	www.profitplannersinsurancegroup.com
●	www.ppmtgroup.com

We use these web-sites as part of our marketing strategy.  In addition, we work to expand our communications through various channels of social and business media that include our web-sites, other sites such as LinkedIn, Facebook and Twitter, and through press releases and articles. We will continue to maintain all of our web-sites.

Our marketing costs for the year ended May 31, 2014 related to our continuing business operations were approximately $3,400. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers. In prior quarters, development expenses of $33,685 were predominantly for the development of the Organically Crafted brand name, logo, web-site, relationships with suppliers. These expenses were related to the Organic Innovations business and are reflected as part of the discontinued operations on the financial statements.

We believe that these strategies will provide the best results given our limited marketing budget.

Competition

The CFO, Accounting and Tax service industry is highly competitive. There are many firms that provide services similar to ours in this market. Among the leaders are Tatum, LLC, B2B CFO and The CFO Connection. In addition, many of the mid-tiered public accounting firms typically provide many of the services that we offer. Among such firms are CBIZ, Inc. and CohnReznick. Many of these competitors are well established firms with dedicated and experienced staff.

Our Insurance and Healthcare Insurance Services division competes in an industry that is highly competitive both on the small scale and large scale. There are individual insurance agents that are affiliated with larger insurance firms that can offer a number of options to the customer. There are the larger firms that can cater to both small individual or corporate insurance needs.

Our Advisory Consulting Services practice competes in an industry that is highly competitive. Firms that compete in our CFO, Accounting and Tax group, would also compete here. In addition, banks, investment houses, and private equity groups maintain skilled staff in these areas to support these client’s needs.

Our Management Services division competes in an industry that is highly competitive. Sports agents, financial services firms, accounting firms and insurance companies all offer competing services and products to high earning entertainment and sports individuals.

Many of our competitors have longer operating histories, greater brand recognition, broader service lines and greater financial resources and advertising budgets than we do. Therefore, we anticipate substantial competition from other firms in our industries.

Employees

As of July 31, 2014, we had 8 employees. Our staff is available to be contracted out to clients who need our CFO, accounting, and other related services. For potential clients with larger projects, we have access to independent professionals who are available to provide services to such clients of the company on a sub-contracting basis. Eventually, we intend to employ sufficient personnel that such sub-contracting relationships will not be necessary. We believe our future success depends in large part upon the continued service of our CEO, Wesley Ramjeet.

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

We were incorporated in Nevada in January 2009. We have no significant financial assets and although revenue has grown over the five year period, it is still not at a level to be fully self-sufficient. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company in a highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support and grow our anticipated activities.

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

Managing Growth and Expansion.

We continue to grow our business through business development, marketing and sales efforts. In 2014, we had a set back as revenues declined by twenty percent due to the loss of a couple of significant clients. We have instituted new processes that will hopefully mitigate the effect of such losses in the future and help us focus on growth. If such growth does occur, the resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage and hire temporary or permanent personnel cost effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

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

If We Do Not Make A Profit, We May Have To Suspend Or Cease Operations.

Because we are small and do not have much capital, we will not be able to finance our operations for an extended period if we do not make a profit. Unless we are able to raise additional financing, we will be limiting our marketing activities over the next twelve months. Since our services are contingent on providing human resources to clients, we need the ability to hire individuals that are capable of providing such services. If we cannot supply the personnel, we may not be able to gain or retain the client. In a competitive market place, hiring permanent or temporary personnel can be costly. As a result, we may not be able to attract enough customers for our services and products to operate profitably. If we cannot operate profitably, we may have to suspend or cease our operations.

We rely on the services of Wesley Ramjeet, our CEO, to provide consulting services to our clients and to define our marketing strategy and the overall strategic direction of our company. The loss of Mr. Ramjeet’s services would negatively affect our operations and harm our business.

Our future success depends in large part on the continued service of our Chief Executive Officer, Wesley Ramjeet. The consulting services provided by Mr. Ramjeet to our clients currently accounts for the majority of our revenues. Mr. Ramjeet also provides the marketing strategies, services and product development planning and overall strategic direction for the Company. We have an exclusive employment agreement with Mr. Ramjeet for an initial term of three years, under which Mr. Ramjeet will continue to be our CEO and President. This agreement also contains a provision prohibiting Mr. Ramjeet from competing with us. We do not currently have a key-man life insurance policy on Mr. Ramjeet. The loss of Mr. Ramjeet’s services for any reason would have an adverse effect on our business.

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

Mr. Ramjeet Has Effective Control of the Company's Affairs

As of July 31, 2014, Mr. Ramjeet beneficially owned 30,202,000 shares of common stock of the Company, representing approximately 55.88% of the issued and outstanding shares of common stock and approximately 55.88% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Ramjeet will be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

A significant amount of common stock is currently restricted.

Of the common stock presently issued and outstanding, a significant amount is restricted from trading. Should such restriction expire or be removed and the stockholders sell in the public market, the market price can potentially fluctuate and if the common stock is sold below the current market price, decline.

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

Item 2.     PROPERTIES

Our executive, administrative and operating offices are located at 350 Madison Avenue, New York, N.Y. 10017. We currently rent our office space on a month-to-month basis and our monthly rent is approximately $2,596 per month. We believe that our current office space will be sufficient for our needs for the foreseeable future.

We consolidated our offices in Florida into one office where our monthly rent is approximately $630 per month. The office is rented under a short-term lease.

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

Quarter Ended:	High	Low
Interim period ended July 31, 2014	$0.04	$0.02
May 31, 2014	$0.04	$0.02
February 28, 2014	$0.14	$0.03
November 30, 2013	$0.30	$0.09
August 31, 2013	$0.30	$0.04

Quarter Ended:	High	Low
May 31, 2013	$0.20	$0.20
February 29, 2013	$0.20	$0.10
November 30, 2012	$0.35	$0.10
August 31, 2012	$0.30	$0.10

On July 31, 2014, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.04 per share.

Holders of Our Common Stock

As of July 31, 2014, we had sixteen (16) shareholders of record of our common stock.

In May 2011 the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase from the Company 1,111,112 restricted shares of common stock for $100,000.  As of July 31, 2014, the company has received and accepted the $71,666 of the $100,000 as payment in full for the 1,111,112 shares.

As of July 31, 2014, we had 54,052,788 shares of common stock outstanding. Of those shares, 35,002,000 shares, or 64.76% percent of our outstanding common stock, were owned by our officers and directors.

Stock Option Grants

As of July 31, 2014 we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of July 31, 2014, we had 54,052,788 shares of common stock issued and outstanding.

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

Preferred Stock

As of July 31, 2014, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

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

Operation

We are a Nevada Corporation founded in January 2009 with offices in New York and Florida.

Over the past twelve months our operations have been focused on the following major business areas:

●	CFO, Accounting and Tax Services;
●	Insurance and Healthcare Insurance Services;
●	Advisory Consulting Services;
●	Management Services

Our CFO, Accounting and Tax Services division is currently our main revenue generator with more than 90% of our revenues coming from these services. These services consist of financial statement preparation assistance, tax preparation, accounting and bookkeeping services and other accounting advisory and consulting services. In the future, we expect the growth of the other businesses and their revenues streams to reduce the effect of this business on earnings.

Our Insurance and Healthcare Insurance Services has not generated any revenues at the present time. The insurance market is very competitive. We have been discussing strategic options and personnel decisions to determine the best markets and products that will differentiate our business. In the coming year we will evaluate these options and determine our approach.

Our Advisory Consulting Services Practice, PPMT Strategic Group, supplies strategic and financial consulting services to companies looking to raise capital in the debt and equity markets. Our knowledge and access to experienced personnel can provide the planning, financial modeling and advice to middle market companies.

Our Management Services business caters to the financial management needs of sports and entertainment professionals.  Although presently the operation is small, we intend to grow this portion of our business. Over the past year we have had difficulties in acquiring new clientele and will reassess the value of adding additional resources to determine if we need to redesign our business strategy in this area.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended May 31, 2014. The Company has had a net loss and comprehensive loss from continuing operations of $495,450 and $102,412 for the years ended May 31, 2014 and May 31, 2013, respectively; and an accumulated deficit of $681,333 at May 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern. These actions include continuing to grow the Company’s revenues sufficient to support its cost structure through existing and new clients and is actively seeking channels to develop business. We also will seek financing where available at a reasonable cost. In August 2013, the Company obtained $70,500 through private placement offerings. During 2014 the Company intends to continue to seek financing for the purpose of funding operating expenses using equity or debt instruments through additional private placement offerings.

However, there can be no assurance that the actions taken and raising of equity will be successful or that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of the year ended May 31, 2014, an allowance for doubtful accounts of $19,795 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. During the fiscal year ended May 31, 2014, we had to write off delinquent receivables as a result of non-payment and have reflected bad debt expense of $61,544 for the year. The Company does not require collateral to support customer receivables.

Revenue recognition

The Company’s revenues from continuing operations are derived from management, financial and accounting advisory services.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

In May 2014, we sold assets related to the online operations of our Organic Innovations subsidiary. Product sales for these discontinued operations, represent revenue from the sale of products and related shipping fees and followed the same revenue recognition policy. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Return allowances, which reduce revenue, are estimated using historical experience. Revenue from product sales is recorded net of sales taxes. Discount offers, when accepted by our customers, are treated as a reduction to sales revenues.

RESULTS OF OPERATIONS

For the Year Ended May 31, 2014

Continuing operations

For the year ended May 31, 2014, we had revenues of $710,229, which was approximately a twenty percent decline from revenues in the prior year. Cost of revenue and selling, general and administrative expenses totaled $1,205,679, which was approximately twenty percent higher than the prior year as a result of an increase in compensation expense to corporate management. The net result was a net loss from continuing operations of $495,450 for the year ended May 31, 2014.

Consulting service income for the year ended May 31, 2014 consisted of CFO, Accounting and Tax Services of $658,588 and Management Services of $51,641.  The decline in revenues from the prior year’s revenues totaling $843,172 was primarily due to the loss of two significant customer accounts partially offset by the addition of some smaller new clients. Other changes in service income from the prior year are attributable to changes in the client base and the completion of non-recurring projects.  As clients grow or change, certain functional responsibilities are brought in-house and our services are no longer necessary.

Cost of revenues for the year ended May 31, 2014 totaled $544,955 and was comprised of salaries and compensation expenses of $478,095 and other overhead expenses of $66,860.  These costs are directly attributable to work performed on the client accounts by any employee in the organization and include costs for outside temporary consultants, office needs and other overhead expenses. Costs for the period are comparable to the prior year but the mix is slightly different. Some reductions in internal staffing costs are offset by additional costs resulting from the use of outside consultants to meet the needs of the business.

Selling, general and administrative expenses for the year ended May 31, 2014 was $660,724, comprised of net compensation expense for corporate management of $359,113, consulting and professional expenses of $81,574, rent expense of $57,760, bad debt expense of $61,544, travel-related expenses of $24,909, computer related expenses of $19,484, office supplies and filing fees of $16,707, corporate communications of $8,909, and other expenses of $30,724.   Compensation expenses include the apportioned salaries, benefits and any performance incentive compensation expenses. A special incentive bonus of $130,000 was accrued at the end of the year for the performance of one of the employees. The Consulting and professional expenses are primarily costs for accountants, lawyers and administrative consultants. During fiscal year 2014, certain former customers have had difficulty in meeting their obligations to us and we have written those receivables that we deemed uncollectible to expense while maintaining an allowance against our accounts receivables for those we continue to pursue collection for our services.

Discontinued operations

For the year ended May 31, 2014, the Organic Innovations business had product sales of $32,115, cost of revenue of $24,762, development expense of $33,685, and other operating expense of $1,321 for a net loss of $27,651.  The development expenses for the Organic Innovation e-commerce platform to sell “organic” products consisted of salaries and compensation of $12,250, consulting and professional fees of $18,000 and other web-development expenses of $3,435.  Activity in the Organic Innovation business did not begin until the first fiscal quarter of 2014.

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

On May 9, 2014, the Company completed the sale of assets of its Organic Innovations subsidiary to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014 for an aggregate purchase price of $115,000. The assets consisted of three domain names, trademarks, websites and customer lists and had a carrying value of $7,227. The purchase price was paid in two instalments of cash $4,500 on May 9, 2014 and $13,500 in cash on May 31, 2014, the assumption of a Company obligation to the CEO for $25,000 and a promissory note for $72,000 carrying an interest rate of 8% per annum that matures on May 6, 2015. The sale of these assets resulted in a gain of $107,773.

For the year ended May 31, 2013

Continuing operations

For the year ended May 31, 2013, we had revenue of $843,172. Cost of revenue and selling, general and administrative expenses totaled $945,584 which resulted in a net loss from continuing operations of $102,412 for the year ended May 31, 2013.

Consulting service income for the year ended May 31, 2013 consisted of CFO, Accounting and Tax Services of $747,172 and Management Services of $96,000.  The CFO, Accounting and Tax Services revenues were concentrated primarily in a few very large client accounts. The Management Services revenue was from two client accounts.

Cost of revenues for the year ended May 31, 2013 totaled $552,348 and was comprised of salaries and compensation expenses of $494,664 and other overhead expenses of $57,684.  These costs are directly attributable to work performed on the client accounts by any employee in the organization and include costs for outside temporary consultants, office needs and other overhead expenses.

Selling, general and administrative expenses for the year ended May 31, 2013 was $393,236, comprised of net compensation expense for corporate management of $105,129, consulting and professional expenses of $67,657, rent expense of $45,569, bad debt expense of $0, travel-related expenses of $27,225, computer related expenses of $26,028, office supplies and filing fees of $34,404, corporate communications of $47,551, and other expenses of $39,673.   Compensation expenses include the apportioned salaries, benefits and any performance incentive compensation expenses. Consulting and professional expenses are primarily costs for accountants, lawyers and administrative consultants. Our corporate communication expense was related to our engagement with a consultant to provide corporate communication that we terminated shortly after the fiscal year ended.

Discontinued operations

There were no discontinued operations in the year ended May 31, 2014.

Capital Resources and Liquidity

Liquidity and Capital Resources

As of May 31, 2014, we had cash of $39,982 as compared to cash of $127,984 as of May 31, 2013.  The decrease in net cash of $88,002 was the result of net cash used in operating activities totaling $147,957, used in investing activities totaling $10,545 and provided by financing activities totaling $70,500 for the year ended May 31, 2014.

For the year ended May 31, 2014, net cash used in operating activities was attributable to a net loss of $415,328, non-cash adjustments for depreciation expense of $6,013, stock compensation expense of $54,249 and a significant portion of the gain from the sale of assets from discontinued operations of $107,773, and a net increase from the change in operating assets and liabilities of $314,881. Net cash provided by financing activities for the year ended May 31, 2014 resulted from $70,500 received for 2,350,000 restricted shares of common stock purchased through private placement.

For the year ended May 31, 2013, the Company increased cash of $47,447 was the result of $51,819 provided by operating activities, $9,372 used in investing activities and $5,000 provided by financing activities.

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

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

There were no changes in or disagreements with accountants by the Company during the fiscal year ended May 31, 2014.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of May 31, 2014, such controls and procedures were effective and there is no material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of control deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the year.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of May 31, 2014:

Name	Age	Position
Wesley Ramjeet	48	Chief Executive Officer and Director
Bradley L. Steere II	52	Secretary and Director

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Wesley Ramjeet – Chief Executive Officer and Director

Mr. Ramjeet, 48, has been our Chief Executive Officer and a member of our board of directors since the formation of the company in January 2009. Mr. Ramjeet has been the Managing Partner of Profit Planners, Inc., a private New York consulting company since 2003. Profit Planners, Inc. provides professional consulting services to publicly traded and privately held companies. Mr. Ramjeet is also the Chairman of Micro-Cap Review, Inc., a financial publisher that covers the micro-cap market place. Prior to founding Profit Planners, Inc., Mr. Ramjeet was the interim Chief Financial Officer of Youth Stream Media, Inc., a NASDAQ-traded public company. Mr. Ramjeet began his professional career in the Entrepreneurial Services Group at Ernst and Young, LLP. During his nine years at Ernst and Young, Mr. Ramjeet served both private and publicly-traded companies in various industries. Mr. Ramjeet received his Bachelor’s degree in Accounting from St. John's University and is a CPA.

Bradley L. Steere II, Esq. - Secretary and Director

Mr. Steere, 52, has been our Secretary and a member of our board of directors since the formation of the company in January 2009. Mr. Steere is a lawyer admitted to practice in the states of New York and Rhode Island who specializes in the practice areas of securities, corporate and commercial law. Mr. Steere was admitted to practice law in the states of New York and Rhode Island in 1990. From 1990 to 1994, Mr. Steere was an attorney in the Enforcement Division of the Northeast Regional Office of the United States Securities and Exchange Commission. From 1994 to the present, Mr. Steere has been in private practice in New York, New York during which time he has been an Associate with the law firm Kane Kessler PC, a partner in the firm of Steere & May, and, since 2000, a sole practitioner. Mr. Steere received his B.A. degree from Boston University in 1984 and his J.D. degree from the Hofstra University School of Law in 1990.

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

Item 11.   EXECUTIVE COMPENSATION

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the period ended May 31, 2014 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Wesley Ramjeet,	2011	18,000	0	60,000	0	0	0	0	78,000
CEO (1) (2) (4) (5)	2012	87,666	0	0	0	0	0	0	87,666
	2013	185,167	0	0	0	0	0	30,000	215,167
	2014	229,167	0	0	0	0	0	36,000	265,167

Bradley Steere,	2011	0	0	0	0	0	0	0	0
Secretary	2012	8,000	0	0	0	0	0	0	8,000
(3) (6)	2013	12,000	0	0	0	0	0	0	12,000
	2014	12,000	0	0	0	0	0	0	12,000

(1) On November 21, 2011, we entered into a three year Employment Agreement with Mr. Wesley Ramjeet pursuant to which Mr. Ramjeet will receive a base salary of $150,000 in the first year, $200,000 in the second year and $250,000 in the third year. Mr. Ramjeet will also qualify to receive bonus payments each year based on the revenue and operations of the Company and expense reimbursement for automobile and office cost of $3,000 per month. Mr. Ramjeet serves as our Chief Executive Officer and is a member of our board of directors.

(2) On January 24, 2011, under an agreement dated January 24, 2011 we issued Mr. Wesley Ramjeet 2,000,000 shares of the company’s common stock at $.03 per share for a total value of $60,000.

(3) On October 1, 2011, we entered into a consulting agreement with Mr. Bradley Steere pursuant to which Mr. Steere is paid a consulting fee of $1,000 per month.

(4) For the year ended May 31, 2013, Mr. Ramjeet was paid $72,863 and the remaining balance of $142,304 was accrued.

(5) For the year ended May 31, 2014, Mr. Ramjeet was paid $96,000 and the remaining balance of $169,167 was accrued.

(6) For the year ended May 31, 2014, Mr. Steere is owed $16,000 for his services. This amount has been accrued but not paid.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through July 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options outstanding or exercised during the year ended May 31, 2014 by the executive officers named in the Summary Compensation Table.

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

Employment Contracts

On November 21, 2011, we entered into an employment agreement with Wesley Ramjeet, our CEO and President (the “Ramjeet Employment Agreement”), which has an initial term of three (3) years. Under the terms of the Ramjeet Employment Agreement, Mr. Ramjeet will continue to serve as our President and Chief Executive Officer. Mr. Ramjeet is also a member of our board of directors.  Mr. Ramjeet will receive a base salary of $150,000 per year in the first year of the agreement, $200,000 per year in the second year of the agreement and $250,000 per year in the third year of the agreement. Mr. Ramjeet will be entitled to certain bonus payments based on the revenue of the company and capital raised by the company and expense reimbursement for automobile and office cost of $3,000 per month. The amounts of Mr. Ramjeet’s potential bonus payments are described in greater detail in Schedule A to the Ramjeet Employment Agreement.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2014, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

	Shares of Common Stock Beneficially Owned (1)
Name	Number of Shares		Percent of Class

Wesley Ramjeet	30,202,000	(2)	55.88%
Bradley L. Steere II	4,800,000	(3)	8.88%
All directors and executive officers	35,002,000		64.76%

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

(2)           Mr. Ramjeet personally owns 30,202,000 shares of our common stock.

(3)           Mr. Steere personally owns 4,800,000 shares of our common stock.

The percentages in the above table are computed based upon a total of 54,052,788 shares of our common stock being outstanding on July 31, 2014.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 24, 2014, we entered into an agreement to provide CFO and accounting services to Tajuni Media, Inc., a private Delaware corporation. Under the terms of this agreement, we provide general CFO and accounting services for standard hourly fees. The term of this agreement is for one year and can be renewed.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Coulter & Justus, P.C., were as follows:

	Year ended	Year Ended
	May 31,	May 31,
	2014	2013

Audit fees (1)	$27,092	$32,216

(1)	Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Coulter & Justus, P.C., in connection with statutory and regulatory filings or engagements.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended May 31, 2014 and May 31, 2013 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended May 31, 2014 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)           Consolidated Financial Statements

 Profit Planners Management, Inc.

FORM 10-K

YEAR ENDED MAY 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Profit Planners Management, Inc.

We have audited the accompanying consolidated balance sheets of Profit Planners Management, Inc. and subsidiaries (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two year period ended May 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Profit Planners Management, Inc. and subsidiaries as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee

August 18, 2014

Profit Planners Management, Inc.

Consolidated Balance Sheets

	May 31, 2014	May 31, 2013
Assets
Current assets:
Cash	$39,982	$127,984
Accounts receivable (net of allowance of $19,795 in 2014 and $0 in 2013)	99,940	93,432
Note receivable	72,000	-
Other current assets	39,590	22,411
Total current assets	251,512	243,827

Property and equipment:
Property and equipment	13,172	11,522
Less: accumulated depreciation	(6,839)	(2,494)
Net property and equipment	6,333	9,028

Total Assets	$257,845	$252,855

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$46,357	$31,873
Accounts payable and accrued expenses - related parties	66,700	39,650
Accrued expenses - employee compensation	130,000	-
Accrued expenses - officer's compensation	373,925	218,641
Deferred revenue	20,000	51,250

Total Liabilities	636,982	341,414

Commitments and contingencies (Note 10)	-	-

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized;
none and none issued and outstanding in 2014 and 2013, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized;
54,052,788 and 50,562,972 shares issued and outstanding in 2014 and 2013,
respectively	54,051	50,562
Common stock - $.001 par value; -0- and 314,816 shares subscribed not issued
in 2014 and 2013, respectively	-	314
Additional paid-in capital	248,145	154,904
Less: amount due from subscriber under subscription agreement	-	(28,334)
Accumulated deficit	(681,333)	(266,005)
Net Stockholders' Deficit	(379,137)	(88,559)
Total Liabilities And Stockholders' Deficit	$257,845	$252,855

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	May 31, 2014	May 31, 2013

Revenues:
Consulting and management services fees	$703,304	$843,172
Consulting and management services fees - related party	6,925	-
Total revenues	710,229	843,172

Cost of revenues - personnel and overhead costs	544,955	552,348

Gross Profit	165,274	290,824

Selling, general and administrative expenses:
Corporate management	359,113	105,129
Consulting and professional expenses	81,574	67,657
Other operating expenses	220,037	220,450
Total selling, general and administrative expenses	660,724	393,236

Net loss and comprehensive loss from continuing operations	(495,450)	(102,412)

Discontinued operations (Note 4)
Net income and comprehensive income from operations of Organics
Innovations, Inc. (including gain on disposal of $107,773)	80,122	-

Net loss and comprehensive loss	$(415,328)	$(102,412)

Basic net (loss) income per weighted-average shares common stock:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	0.00	-
Net loss	$(0.01)	$(0.00)

Diluted net (loss) income per weighted-average shares common stock:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	0.00	-
Net loss	$(0.01)	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding:
Basic	53,221,804	50,517,340
Diluted	53,535,755	51,027,377

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Stockholders' Deficit

	Common				Amount Due
	Shares		Common	Additional	Under
	Issued and	Common	Stock	Paid-in	Subscription	Accumulated
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Total
Balance June 1, 2012	50,407,416	$50,406	$370	$144,120	$(33,334)	$(163,593)	$(2,031)

Issuance of common stock vested	100,000	100	-	(100)	-	-	-
Amount due under subscription agreement	55,556	56	(56)	-	5,000	-	5,000
Stock compensation due under agreement, less cancelled shares	-	-	-	10,884	-	-	10,884
Net loss for the year ended May 31, 2013	-	-	-	-	-	(102,412)	(102,412)
Balance May 31, 2013	50,562,972	$50,562	$314	$154,904	$(28,334)	$(266,005)	$(88,559)

Stock issued for consulting arrangement	500,000	500	-	24,500	-	-	25,000
Stock issuance to employees and advisors	325,000	325	-	28,925	-	-	29,250
Stock issued to private placement investors	2,350,000	2,350	-	68,150	-	-	70,500
Adjustment to subscribed stock value	314,816	314	(314)	(28,334)	28,334	-	-
Net loss for the year ended May 31, 2014	-	-	-	-	-	(415,328)	(415,328)
Balance May 31, 2014	54,052,788	$54,051	$-	$248,145	$-	$(681,333)	$(379,137)

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Cash Flow

	Year Ended
	May 31, 2014	May 31, 2013

Cash Flows From Operating Activities
Net loss	$(415,328)	$(102,412)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	6,013	2,257
Provision for bad debt	61,544	-
Net (gain) loss on sale of discontinued operations	(107,773)	1,400
Stock compensation	54,250	10,884
Changes in operating assets and liabilities:
Accounts receivable	(68,052)	(16,007)
Other current assets	821	(11,123)
Accounts payable and accrued expenses	14,484	12,574
Accounts payable and accrued expenses - related party	27,050	6,500
Accrued expenses - employee compensation	130,000	-
Accrued expenses payable - officer's compensation	180,284	96,496
Deferred revenue	(31,250)	51,250
Net Cash (Used in) Provided by Operating Activities	(147,957)	51,819

Cash Flows From Investing Activities
Purchases of property and equipment	(10,545)	(9,372)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	70,500	-
Proceeds from the issuance of common under subscription agreement	-	5,000
Net Cash Provided by Financing Activities	70,500	5,000

Net (decrease) increase in cash	(88,002)	47,447
Cash, beginning of year	127,984	80,537
Cash, end of year	$39,982	$127,984

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Organic Innovations, Inc. (Note 4), Profit Planners Insurance Group, Inc. (formerly Twin Peaks Benefits Plus, Inc.), Profit Management, Inc., Enertel Plus, Inc. and PPMT Strategic Group, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Property and equipment

Property and equipment consisted of computer equipment, which is stated at cost and depreciated using the straight-line method based on an estimated useful life of three years.  Depreciation expense from continuing operations totaled $4,345 and $2,257 for the years ended May 31, 2014, and May 31, 2013, respectively. Depreciation expense for discontinued operations totaled $1,668 and $0 for the years ended May 31, 2014, and May 31, 2013, respectively.

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

Accounts receivable

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to accounts receivable. Actual amounts could vary from the recorded estimates. The Company recorded an allowance for doubtful accounts of $19,795 and $0, for the years ended May 31, 2014 and May 31, 2013, respectively.  The Company does not require collateral to support customer receivables. Three customers accounted for 58% and 60% of accounts receivable as of May 31, 2014 and 2013, respectively.

Changes in estimates for the allowance for doubtful accounts are made in the period in which such circumstances become known. In 2014, the Company changed its estimates based on current information which resulted in an increase to the net loss by $16,445 that would have been reflected in the year ended May 31, 2013 had that information been available at the time.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services.  The Company will recognize revenue when it is realized or realizable and earned. Product sales from the Company’s Organic Innovations subsidiary’s e-commerce sites are reflected in discontinued operations.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s three largest customers accounted for 46% and 62% of revenue for the years ended May 31, 2014 and 2013, respectively.

Deferred Revenue

Deferred revenue represents revenues collected but not earned as of May 31, 2014 and May 31, 2013, respectively. This is primarily composed of revenue for service contracts where payments are made in advance of services being rendered.

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

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2014. There were 314,814 potentially dilutive shares outstanding as of May 31, 2013. Due to the loss for the periods presented, the shares are not included in the calculation as they would be anti-dilutive.

Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period classification. These reclassifications have no effect on the previously reported net loss.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination been made as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 3 – GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has had a net loss and comprehensive loss from continuing operations of $495,450 and $102,412 for the years ended May 31, 2014 and May 31, 2013, respectively; and an accumulated deficit of $681,333 at May 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern. These actions include continuing to grow the Company’s revenues to sufficiently support its cost structure through existing and new clients while actively seeking channels to develop business. In August 2013, the Company obtained $70,500 through private placement offerings. Management may seek additional financing using equity or debt instruments in the future through additional private placement offerings.

There can be no assurance that the actions taken and raising of equity will be successful or that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – DISCONTINUED OPERATIONS

As of February 28, 2014 the Company reached a decision to sell the assets of its Organic Innovations business. The assets consist of three domain names, trademarks, websites and customer lists. The domain names were purchased from third parties and a related party (Note 5) in October 2013 and have a carrying value of $7,227 as of February 28, 2014. The other assets were internally developed and have no carrying value. Cash flows from the business arise primarily from the gross margin of the products and working capital timing.

On May 9, 2014, the Company completed the sale of assets of its Organic Innovations subsidiary to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014 for an aggregate purchase price of $115,000. The purchase price was paid in installments of cash of $4,500 on May 9, 2014 and $13,500 on May 31, 2014, the assumption of a Company obligation to the CEO for $25,000 and a promissory note for $72,000 carrying an interest rate of 8% per annum that matures on May 6, 2015.

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

The following table summarized the results of the Organic Innovations business for the year ended May 31, 2014:

Year Ended May 31, 2014
Net product sales	$32,115

Cost of sales	(24,762)
Other operating expenses	(35,004)
Loss from discontinued operations	(27,651)

Gain on sale of discontinued operations	107,773

Net income from discontinued operations	$80,122

Cash flows from discontinued operations	$(27,651)

As the Company is in a net operating loss position, any taxable income generated by net income of the discontinued operations and the gain on the sale of assets would be offset by the losses incurred (Note 6).

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had revenues totaling $6,925 and $0 reflected in the financial statements for the years ended May 31, 2014 and 2013, respectively, related to an affiliated company for which the Company’s CEO has a controlling interest.

On October 1, 2013 the Company purchased for $4,000, a domain name and site from Golden Age Medical Inc., a company owned by the CEO. This asset was subsequently sold as part of the Organic Innovations Inc. asset sale (Note 4).

The Company had accrued officer’s compensation expense payable to the CEO, who has a controlling ownership interest in the Company. The compensation obligations owed to the CEO totaled $373,925 and $218,641 for the years ended May 31, 2014 and 2013, respectively.

The Company had accrued compensation expense payable to a Director of the Company for providing legal counsel services for $1,000 per month. The compensation obligations owed to the Director totaled $16,000 and $4,000 for the years ended May 31, 2014 and 2013, respectively.

NOTE 6 – INCOME TAXES

The Company has Federal net operating loss carryovers available to offset future taxable income as follows:

Year Generated	Year of Expiration	Amount
2010	2030	$1,904
2011	2031	93,122
2012	2032	53,830
2014	2034	125,008
		$273,864

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of May 31:

	2014	2013
Deferred tax asset – net operating loss carryovers	$41,080	$17,819
Deferred tax asset—accrued expenses	73,823	22,082
Valuation allowance	(114,903)	(39,901)
Net deferred tax asset	$-	$-

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the asset.  The net change in valuation allowance was an increase of $75,002 and $7,427 in 2014 and 2013, respectively.

The reconciliation of income tax benefit attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows:

	Year Ended May 31,
	2014	2013
Income tax at U.S. statutory rate of 15%	$(62,299)	$(15,363)
Increase in valuation allowance	62,299	15,363
Income tax benefit	$-	$-

NOTE 7 – SUBSCRIPTION AGREEMENT

In May 2011, the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase 1,111,112 shares of the Company’s restricted common stock for $100,000. As of May 31, 2014, the Company had distributed all of the shares but had only received $71,667 of the $100,000 by subscription agreement through the private placement.  The Company, unable to collect the remaining $28,333 due as of May 31, 2014, has written off this receivable as a reduction to paid-in-capital.

NOTE 8 – LEASES

In April 2014 the lease agreement for office space in Manhattan, NY expired and was renewed on a month-to-month basis with a monthly rent of $2,596. The Company has an office in Miami, Florida under a short-term lease with monthly rent of $630. Rent expense for the Company totaled $57,760 and 46,479, for the years ended May 31, 2014 and 2013, respectively.

NOTE 9 – EQUITY

On November 18, 2011, Profit Planners Management, Inc. entered into an agreement with a consultant. The agreement had an initial term of three (3) years. Under the terms of the agreement, the Company paid the consultant a fee of $10,000 per month and agreed to grant 300,000 total shares of restricted common stock. The shares vested over the term of the agreement at the rate of 100,000 shares per year. In connection with the consulting agreement, the Company recognized stock compensation expense of $0 in 2014 and $10,884 in 2013. The fair value of the grants noted above was determined by the most recent trade price of the common stock at the grant date. This agreement was terminated in May 2013.

On June 10, 2013, the Company issued 325,000 restricted shares of Company common stock, valued at $29,250, to employees and advisors of the Company as a discretionary bonus approved by the Board of Directors.  The value of the common stock was based on the most recent trade price of a common share on the date of issuance.  The amounts are reflected as salary and consulting expenses in the consolidated financial statements.

Effective July 1, 2013, the Company entered into a six-month services agreement with a consultant for performance of CFO and similar services. Under the agreement, approved by the parties and the Company’s Board of Directors on August 2, 2013, the consultant will be compensated through the issuance of 500,000 restricted shares of the Company’s common stock valued at $25,000.  The value of the common stock was based on the most recent trade price of a common share on August 2, 2013.  The value of the stock issued was recognized as consulting expenses over the contract period as services were rendered and reflected in cost of sales and operating expenses.

On August 7, 2013, the Company entered into agreements with accredited investors whereby the Company issued 2,350,000 shares of common stock at a price of $.03 per share for total proceeds of $70,500.

NOTE 10 – CONTINGENT EMPLOYEE BONUS

On January 1, 2013, the Company entered into a compensation agreement with an employee that provides for a bonus based upon certain performance requirements. Since inception of the compensation agreement, management has evaluated the results of the employee’s performance and determined that the likelihood of payment would be remote as the employee did not meet the minimum performance requirements.

The employee and management are in negotiations to finalize the previous and future compensation, however, management estimates that it is probable the Company will settle with the employee for a $130,000 bonus for past services.

As a result of the expected settlement, the Company expensed $130,000 during 2014 in conjunction with the bonus. No amounts have been paid out related to the bonus as of May 31, 2014.

(b)          Exhibits

Ex. No.	Document Description
3.1 #	Articles of Incorporation of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.1 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
3.2 #	Bylaws of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.2 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
10.1 #@	Employment Agreement between Profit Planners Management, Inc. and Mr. Wesley Ramjeet dated November 21, 2011. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 22, 2012.
10.2	Asset Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on May 12, 2014
10.3	Promissory Note. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on May 12, 2014
14.1 #	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the registrant on August 29, 2011.
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on May 12, 2014

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

25

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 18, 2014 by the undersigned, thereunto authorized.

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

SIGNATURE	DATE	TITLE

/s/ Wesley Ramjeet	August 18, 2014	Chief Executive Officer
Wesley Ramjeet		and Director

/s/ Bradley L Steere II	August 18, 2014	Secretary and Director
Bradley L Steere II

26