Form 10-Q
period 2014-08-31
Profit Planners Management, Inc.
filed 2014-10-10
CIK 1468164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of October 1, 2014, the issuer had 54,052,788 outstanding shares of Common Stock

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2014	May 31, 2014
Assets
Current assets:
Cash	$30,211	$39,982
Accounts receivable (net of allowance of $19,795 )	77,804	99,940
Note receivable	72,000	72,000
Other current assets	24,523	39,590
Total current assets	204,538	251,512

Property and equipment:
Property and equipment	13,172	13,172
Less: accumulated depreciation	(7,937)	(6,839)
Net property and equipment	5,235	6,333

Total Assets	$209,773	$257,845

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$46,761	$46,357
Accounts payable and accrued expenses - related parties	74,282	66,700
Accrued expenses - employee compensation	130,000	130,000
Accrued expenses - officer's compensation	417,779	373,925
Deferred revenue	5,000	20,000

Total Liabilities	673,822	636,982

Commitments and contingencies (Note 7)	-	-

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized;
none and none issued and outstanding in 2014 and 2013, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized;
54,052,788 shares issued and outstanding	54,052	54,052
Additional paid-in capital	248,144	248,144
Accumulated deficit	(766,245)	(681,333)
Net Stockholders' Deficit	(464,049)	(379,137)
Total Liabilities And Stockholders' Deficit	$209,773	$257,845

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	August 31, 2014	August 31, 2013

Revenues - consulting and management services fees	$135,968	$188,883

Cost of revenues - personnel and overhead costs	106,628	148,058

Gross Profit	29,340	40,825

Selling, general and administrative expenses:
Corporate management	69,356	33,594
Consulting and professional expenses	15,092	29,708
Other operating expenses	29,804	68,726
Total selling, general and administrative expenses	114,252	132,028

Net loss and comprehensive loss from continuing operations	(84,912)	(91,203)

Discontinued operations (Note 3)
Net loss and comprehensive loss from operations of Organics Innovations, Inc.	-	(33,685)

Net loss and comprehensive loss	$(84,912)	$(124,888)

Net (loss) income per weighted-average shares common stock - basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)
Net loss	$(0.00)	$(0.00)

Weighted-average number of shares of common stock to be issued and outstanding - basic and diluted:	54,052,788	51,657,809

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2014	August 31, 2013

Net cash used in operating activities	$(9,771)	$(82,284)

Net cash used in investing activities	-	(6,545)

Net cash provided by financing activities	-	70,500

Net change in cash	(9,771)	(18,329)
Cash, beginning of period	39,982	127,984
Cash, end of period	$30,211	$109,655

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2014

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

The condensed consolidated financial information for the three months ended August 31, 2014 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2014. The interim results for the three months ended August 31, 2014 are not necessarily indicative of the results for the full fiscal year.

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

Net loss per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 0 and 314,816 potentially dilutive shares outstanding as of August 31, 2014 and August 31, 2013, respectively. Due to the loss for the periods presented, the shares are not included in the calculation as they would be anti-dilutive.

Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period classification. These reclassifications have no effect on the previously reported net loss.

Going Concern

As reflected in the accompanying audited financial statements, the Company has had a net loss and comprehensive loss from continuing operations of $84,912 and $124,888 for the three months ended August 31, 2014 and August 31, 2013, respectively; and an accumulated deficit of $766,245 at August 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. It is too early to assess the impact of the adoption of this new guidance on the Company’s financial position.

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

NOTE 3 – DISCONTINUED OPERATIONS

On May 9, 2014, the Company completed the sale of assets of its Organic Innovations subsidiary that consisted of to three domain names, trademarks, websites and customer lists, to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014 for an aggregate purchase price of $115,000. The purchase price was paid in cash of $19,000, the assumption of a Company obligation to the CEO for $25,000 and a promissory note for $72,000 carrying an interest rate of 8% per annum that matures on May 6, 2015. As of August 31, 2014, interest income of $1,831 accrued on the promissory note.

As a result of the sale of its Organic Innovations business, management has reclassified the related activities to discontinued operations. For the three months ended August 31, 2014 and 2013, the business incurred expenses of $0 and $33,685, respectively. For the three months ended August 31, 2013, development costs totaling $33,685, have been reclassified under discontinued operations on the condensed consolidated statement of operations and comprehensive loss.

The discontinued operations are in a net operating loss position and any taxable income generated would be offset by the losses incurred. Since management cannot determine if the operation will be able to generate sufficient taxable income to realize any tax benefits a valuation allowance has been established to offset the asset.

NOTE 4 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and comprehensive loss from continuing operations of $84,912 for the three months ended August 31, 2014 and the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $766,245 at August 31, 2014. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern. These actions include continuing to grow the Company’s revenues sufficient to support its cost structure through existing and new clients while actively seeking channels to develop business. Management may seek additional financing using equity or debt instruments in the future through additional private placement offerings.

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

NOTE 5 – RELATED PARTY

The Company had accrued officer’s salary expense payable to the CEO, who has a controlling ownership interest in the Company. The net compensation owed to the CEO totaled $417,779 and $373,925 as of August 31, 2014 and May 31, 2014, respectively.

The Company had accrued compensation expense payable to a Director of the Company for providing legal counsel services for $1,000 per month. The compensation obligations owed to the Director totaled $19,000 and $16,000 as of August 31, 2014 and May 31, 2014, respectively.

NOTE 6 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three months ended August 31, 2014. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 7 – CONTINGENT EMPLOYEE BONUS

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

As a result of the expected settlement, the Company expensed $130,000 during 2014 in conjunction with the bonus. No amounts have been paid out related to the bonus as of August 31, 2014.

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

Our Business

Our operations are focused on the following major business areas:

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

Our marketing costs for the three months ended August 31, 2014 related to our continuing business operations were approximately $1,671. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of the three months ended August 31, 2014, an allowance for doubtful accounts of $19,975 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 0 and 314,816 potentially dilutive shares outstanding as of August 31, 2014 and August 31, 2013, respectively. Due to the loss for the periods presented, the shares are not included in the calculation as they would be anti-dilutive.

Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period classification. These reclassifications, which relate to discontinued operations, have no effect on the previously reported net loss.

Going Concern

As reflected in the accompanying audited financial statements, the Company has had a net loss and comprehensive loss from continuing operations of $84,912 and $124,888 for the three months ended August 31, 2014 and August 31, 2013, respectively; and an accumulated deficit of $766,245 at August 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. It is too early to assess the impact of the adoption of this new guidance on the Company’s financial position.

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

Results of Operations

Three Months Ended August 31, 2014 and 2013

Continuing Operations

For the three months ended August 31, 2014 and 2013, we had revenue of $135,968 and $188,883, respectively. Cost of revenues for the three months ended August 31, 2014 and 2013 totaled $106,628 and $148,058, respectively. Selling, general and administrative expenses for the three months ended August 31, 2014 and 2013 totaled $114,252 and $132,028, respectively, resulting in a net loss from continuing operations of $84,912 and $91,203, respectively.

Consulting service income for the three months ended August 31, 2014 consisted of CFO, Accounting and Tax Services of $135,968. For the comparable three months ended August 31, 2013, consulting service income consisted of CFO, Accounting and Tax Services of $163,425 and Management Services of $25,458. The changes in service income are attributable to fluctuations in the client base, the completion of non-recurring projects and the timing of acquiring new clients.

Cost of revenues for the three months ended August 31, 2014 comprised of personnel and overhead costs of $106,628. The personnel and overhead costs were comprised of salaries and compensation expenses of $100,307 and other overhead expenses of $6,321. Cost of revenues for the three months ended August 31, 2013 comprised of personnel and overhead expenses of $148,058. The personnel and overhead expenses were comprised of salaries and compensation expenses of $129,381 and other overhead expenses of $18,677.

Selling, general and administrative expenses for the three months ended August 31, 2014 was $114,252 comprised of net compensation expense for corporate management of $69,356, consulting and professional expenses of $15,092, rent expense of $9,584, office and IT related expenses of $7,587, travel-related expenses of $4,759 and other expenses of $7,874.

Selling, general and administrative expenses for the three months ended August 31, 2013 was $132,028, comprised of net compensation expense for corporate management of $33,594, consulting and professional expenses of $29,708, bad debt expense of $26,977, rent expense of $13,353, office and IT related expenses of $12,553, travel-related expenses of $7,516 and other expenses of $8,327.

For the three months ended August 31, 2014 as compared to same period ended August 31, 2013, there was a decline in selling, general and administrative expenses of $17,776. Corporate management expenses, as compared to the prior year, increased as management increased the time spent on business development and administration rather than servicing clients. Additionally, certain functions that previously were outsourced where brought in-house resulting in an increase in corporate management costs while reducing professional and consulting costs. Bad debt expenses have declined year over year as we have instituted new procedures to minimize the risk of unpaid client accounts.

Discontinued operations

In February 2014, our management reached a decision to sell the assets of its Organic Innovations Inc. business. Organic Innovations, Inc. consisted primarily of two e-commerce platforms and websites branded under the “Golden Age Medical” and “Organically Crafted” names. On May 9, 2014, we completed the sale of assets of its Organic Innovations subsidiary to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014.

For the three months August 31, 2014 and 2013 we had expenses related to discontinued operations of $0 and $33,685, respectively. The expenses of discontinued operations totaling $33,685 were for development expense for the Organic Innovation e-commerce platform to sell “organic” products. It consisted of salaries and compensation of $12,250, consulting and professional fees of $18,000 and other web-development expenses of $3,435.  The Organic Innovation business started development in the quarter ended August 31, 2013.

The Organic Innovations, Inc. business operations, assets and liabilities have been reclassified as discontinued operations on the financial statements.

Liquidity and Capital Resources

As of August 31, 2014, we had cash of $30,211 as compared to cash of $39,982 as of May 31, 2014. The decrease in net cash of $9,771 was the result of net cash used in operating activities for the three months ended August 31, 2014 and was attributable to a net loss of $84,912, non-cash adjustments for depreciation of $1,098 and a net change in operating assets and liabilities of $74,043.

For the three months ended August 31, 2013, net cash used in operating activities was attributable to a net loss of $124,888, non-cash adjustments for depreciation expense of $1,460, stock compensation expense of $37,583 and a net change from the change in operating assets and liabilities of $3,561. Cash used in investing activities totaled $6,545. Cash provided by financing activities totaled $70,500 from 2,350,000 restricted shares of common stock purchased through private placement.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended August 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings as of the date of filing of this Quarterly Report.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10K for the fiscal year ended May 31, 2014 contains a description of the risk factors relating to our operations and to an investment in our common stock.

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

Date: October 10, 2014	Profit Planners Management, Inc.
By: /s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial , Chief Accounting Officer, Officer and Director

