Form 10-Q
period 2014-11-30
Profit Planners Management, Inc.
filed 2015-01-12
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

PROFIT PLANNERS MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other Jurisdiction of

Incorporation or Organization)

885 Third Avenue, 19th Floor, New York, New York 10022

(Address of Principal Executive Offices) (Zip Code)

(646) 837-0351

(Registrant’s telephone number, including area code)

350 Madison Avenue, 8FL, New York, New York 10017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of January 5th, 2015, the issuer had 54,302,788 outstanding shares of Common Stock.

Profit Planners Management, Inc.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of November 30, 2014 (Unaudited) and May 31, 2014 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended November 30, 2014 and 2013 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2014 and 2013 (Unaudited)	3
	Notes to the Condensed Consolidated Financials (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T	Controls and Procedures	15

PART II
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		17

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	November 30, 2014	May 31, 2014
Assets
Current assets:
Cash	$34,906	$39,982
Accounts receivable (net of allowance of $28,243 and $19,795, respectively)	67,234	99,940
Note receivable	72,000	72,000
Other current assets	10,282	39,590
Total current assets	184,422	251,512

Property and equipment:
Property and equipment	13,172	13,172
Less: accumulated depreciation	(9,034)	(6,839)
Net property and equipment	4,138	6,333

Total Assets	$188,560	$257,845

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$76,271	$46,357
Accounts payable and accrued expenses - related parties	80,269	66,700
Accrued expenses - employee compensation	127,500	130,000
Accrued expenses - officer's compensation	463,148	373,925
Deferred revenue	0	20,000

Total Liabilities	747,188	636,982

Commitments and contingencies (Note 8)	0	0

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding in 2014 and 2013, respectively	0	0
Common stock - $.001 par value; 500,000,000 shares authorized; 54,302,788 and 54,052,788 shares issued and outstanding, respectively	54,303	54,053
Additional paid-in capital	252,893	248,143
Accumulated deficit	(865,824)	(681,333)
Net Stockholders' Deficit	(558,628)	(379,137)
Total Liabilities And Stockholders' Deficit	$188,560	$257,845

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Revenues - consulting and management services fees	$167,092	$176,523	$303,060	$365,406

Cost of revenues - personnel and overhead costs	119,078	123,700	225,706	271,758

Gross Profit	48,014	52,823	77,354	93,648

Selling, general and administrative expenses:
Corporate management	61,719	53,912	131,074	87,506
Consulting and professional expenses	36,410	16,905	51,502	46,613
Other operating expenses	49,465	65,224	79,269	133,950
Total selling, general and administrative expenses	147,594	136,041	261,845	268,069

Net loss and comprehensive loss from continuing operations	(99,580)	(83,218)	(184,491)	(174,421)

Discontinued operations (Note 3)
Net income (loss) and comprehensive loss from operations of Organics Innovations, Inc.	0	2,054	0	(31,631)

Net loss and comprehensive loss	$(99,580)	$(81,164)	$(184,491)	$(206,052)

Net income (loss) per weighted-average shares common stock - basic and diluted:
Continuing operations	0	0	0	0
Discontinued operations	0	0	0	0
Net loss	$0	$0	$0	$0

Weighted-average number of shares of common stock to be issued and outstanding - basic and diluted:	54,113,899	53,737,972	54,082,843	52,692,207

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2014	November 30, 2013

Net cash used in operating activities	$(10,076)	$(135,622)

Net cash used in investing activities	0	(10,545)

Net cash provided by financing activities	5,000	70,500

Net change in cash	(5,076)	(75,667)
Cash, beginning of period	39,982	127,984
Cash, end of period	$34,906	$52,317

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2014

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

The condensed consolidated financial information for the three months and six months ended November 30, 2014 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2014. The interim results for the period ended November 30, 2014 are not necessarily indicative of the results for the full fiscal year.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board(FASB) issued Accounting Standards Update ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. It is too early to assess the impact of the adoption of this new guidance on the Company’s financial position.

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination been made as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 3 – DISCONTINUED OPERATIONS

On May 9, 2014, the Company completed the sale of assets of its Organic Innovations subsidiary that consisted of to three domain names, trademarks, websites and customer lists, to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014 for an aggregate purchase price of $115,000. The purchase price was paid in cash of $18,000, the assumption of a Company obligation to the CEO for $25,000 and a promissory note for $72,000 carrying an interest rate of 8% per annum that matures on May 6, 2015. As of November 30, 2014, interest income of $3,298 accrued on the promissory note.

As a result of the sale of its Organic Innovations business, management has reclassified the related activities to discontinued operations. For the three and six months ended November 30, 2013, the business incurred net income (loss) of $2,054 and ($31,631) respectively. For the six months ended November 30, 2013, development costs totaling $31,631, have been reclassified under discontinued operations on the condensed consolidated statement of operations and comprehensive loss.

The discontinued operations are in a net operating loss position and any taxable income generated would be offset by the losses incurred. Since management cannot determine if the operation will be able to generate sufficient taxable income to realize any tax benefits a valuation allowance has been established to offset the asset.

NOTE 4 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and comprehensive loss from continuing operations of $184,491 for the six months ended November 30, 2014 and the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $865,824 at November 30, 2014. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – RELATED PARTY

The Company had accrued officer’s salary expense payable to the CEO, who has a controlling ownership interest in the Company. The net compensation owed to the CEO totaled $463,148 and $373,925 as of November 30, 2014 and May 31, 2014, respectively.

The Company had accrued compensation expense payable to a former Director of the Company for providing legal counsel services for $1,000 per month. The compensation obligations owed to the Director totaled $22,000 and $16,000 as of November 30, 2014 and May 31, 2014, respectively. The Company also has net payable to affiliated companies totaling $58,269 and $50,700 as of November 30, 2014 and May 31, 2014, respectively for services performed in prior periods.

NOTE 6 – EQUITY

In October 2014, the Company closed a private sale transaction with one investor who was subsequently appointed to the Board of Directors, through which the Company issued 250,000 shares of its common stock at a price of $.02 per share. The total proceeds to the Company from the October 2014 private sale was $5,000.

NOTE 7 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three and six months ended November 30, 2014. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 8 – CONTINGENT EMPLOYEE BONUS

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

The Company agreed to bonus compensation of $130,000 as of May 31, 2014. The outstanding balance as of November 30, 2014 is $127,500.

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

Our marketing costs for the three months ended November 30, 2014 related to our continuing business operations were approximately $1,671. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of November 30, 2014, an allowance for doubtful accounts of $28,243 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

For discontinued operations, product sales represented revenue from the sale of products and related shipping fees. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, were recorded when the products were shipped and title passed to customers. Return allowances, which reduce revenue, were estimated using historical experience. Revenue from product sales was recorded net of sales taxes. Current discount offers, when accepted by our customers, were treated as a reduction to sales revenues.

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

Going Concern

As reflected in the accompanying financial statements, the Company has had a net loss and comprehensive loss from continuing operations of $184,491 and $174,421 for the six months ended November 30, 2014 and November 30, 2013, respectively; and an accumulated deficit of $865,824 at November 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. It is too early to assess the impact of the adoption of this new guidance on the Company’s financial position.

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination been made as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

Results of Operations

Continuing Operations

Three Months Ended November 30, 2014 and 2013

For the three months ended November 30, 2014 and 2013, we had revenue of $167,092 and $176,523, respectively. Cost of revenues for the three months ended November 30, 2014 and 2013 totaled $119,078 and $123,700, respectively. Selling, general and administrative expenses for the three months ended November 30, 2014 and 2013 totaled $147,594 and $136,041, respectively, resulting in a net loss from continuing operations of $99,580 and $83,218, respectively.

Consulting service income for the three months ended November 30, 2014 consisted of CFO, Accounting and Tax Services of $167,092. For the comparable three months ended November 30, 2013, consulting service income consisted of CFO, Accounting and Tax Services of $151,065 and Management Services of $25,458. The changes in service income are attributable to fluctuations in the client base, the completion of non-recurring projects and the timing of acquiring new clients.

Cost of revenues for the three months ended November 30, 2014 comprised of personnel and overhead costs of $119,078. The personnel and overhead costs were comprised of salaries and compensation expenses of $84,383, and other expenses of $34,695. Cost of revenues for the three months ended November 30, 2013 comprised of personnel and overhead expenses of $123,700. The personnel and overhead expenses were comprised of salaries and compensation expenses of $109,719 and other overhead expenses of $13,981.

Selling, general and administrative expenses for the three months ended November 30, 2014 was $147,594 comprised of net compensation expense for corporate management of $61,719, consulting and professional expenses of $36,410, rent expense of $11,990, filing fee of $2,133, bad debts of $8,448, office and IT related expenses of $3,694, travel-related expenses of $8,111 and other expenses of $15,089.

Selling, general and administrative expenses for the three months ended November 30, 2013 was $136,041, comprised of net compensation expense for corporate management of $53,912, consulting and professional expenses of $16,905, rent expense of $16,712, bad debt expense of $33,196, travel-related expenses of $5,431, and other expenses of $9,885.

For the three months ended November 30, 2014 as compared to same period ended November 30, 2013, there was an increase in selling, general and administrative expenses of $11,553. Corporate management, consulting, and professional expenses, as compared to the prior year, increased as management and consultants increased the time spent on business development and administration rather than servicing clients.

Six Months Ended November 30, 2014 and 2013

For the six months ended November 30, 2014 and 2013, we had revenue of $303,360 and $365,406, respectively. Cost of revenues for the six months ended November 30, 2014 and 2013 totaled $225,706 and $271,758, respectively. Selling, general and administrative expenses for the six months ended November 30, 2014 and 2013 totaled $261,845 and $268,069, respectively, resulting in a net loss from continuing operations of $184,491 and $174,421, respectively.

Consulting service income for the six months ended November 30, 2014 consisted of CFO, Accounting and Tax Services of $303,060. Consulting service income for the six months ended November 30, 2013 consisted of CFO, Accounting and Tax Services of $314,082 and Management Services of $51,324. The changes in service income are attributable to changes in the client base and the completion of non-recurring projects.  As clients grow or change, certain functional responsibilities are brought in-house and our services are no longer necessary.

Cost of revenues for the six months ended November 30, 2014 comprised of personnel and overhead costs of $225,706. The personnel and overhead costs were comprised of salaries and compensation expenses of $184,690, and other expenses of $41,016. Cost of revenues for the six months ended November 30, 2013 comprised of personnel and overhead expenses of $271,758. The personnel and overhead expenses were comprised of salaries and compensation expenses of $239,101 and other overhead expenses of $32,657.

Selling, general and administrative expenses for the six months ended November 30, 2014 was $261,845 comprised of net compensation expense for corporate management of $131,074, consulting and professional expenses of $51,502, rent expense of $21,573, filing fee of $5,870, bad debts of $8,448, office and IT related expenses of $5,366, travel-related expenses of $9,495, settlement fee of $18,000 and other expenses of $10,517.

Selling, general and administrative expenses for the six months ended November 30, 2013 was $268,069, net compensation expense for corporate management of $87,506, consulting and professional expenses of $46,613, rent expense of $30,065, bad debt expense of $60,173, travel-related expenses of $12,947, and other expenses of $30,765.

For the six months ended November 30, 2014 as compared to same period ended November 30, 2013, there was a decline in selling, general and administrative expenses of $6,224. Corporate management and professional expenses, as compared to the prior year, increased as management increased the time spent on business development and administration rather than servicing clients. The increase in corporate management and professional fees was offset by a decrease in other operating expenses specially.

Discontinued operations

In February 2014, our management reached a decision to sell the assets of its Organic Innovations Inc. business. Organic Innovations, Inc. consisted primarily of two e-commerce platforms and websites branded under the “Golden Age Medical” and “Organically Crafted” names. On May 9, 2014, we completed the sale of assets of our Organic Innovations subsidiary to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014.

For the six months November 30, 2014 and 2013 we had expenses related to be discontinued operations of $0 and $31,631, respectively. The expenses of discontinued operations totaling $31,631 were for development expense for the Organic Innovation e-commerce platform to sell “organic” products. It consisted of salaries and compensation of $12,250, consulting and professional fees of $18,000 and other web-development expenses of $1,381.  The Organic Innovation business started development in the quarter ended August 31, 2013.

The Organic Innovations, Inc. business operations, assets and liabilities have been reclassified as discontinued operations on the financial statements.

Liquidity and Capital Resources

As of November 30, 2014, we had cash of $34,906 as compared to cash of $39,982 as of May 31, 2014. The decrease in net cash of $5,076 was the result of net cash used in operating activities totaling $10,076, used in investing activities totaling $ 0 and provided by financing activities totaling $5,000 for the six months ended November 30, 2014.

For the six months ended November 30, 2014, net cash used in operating activities was attributable to a net loss of $184,491, non-cash adjustments for depreciation of $2,195 and a net change in operating assets and liabilities of $172,220.

For the six months ended November 30, 2013, net cash used in operating activities was attributable to a net loss of $206,052, non-cash adjustments for depreciation expense of $3,077, stock compensation expense of $50,086 and a net change from the change in operating assets and liabilities of $17,267.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10K for the fiscal year ended May 31, 2014 contains a description of the risk factors relating to our operations and to an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2014, the Company closed a private sale transaction with one investor who was subsequently appointed to the Board of Directors, through which the Company issued 250,000 shares of its common stock at a price of $.02 per share. The total proceeds to the Company from the October 2014 private sale was $5,000. The investor is an “accredited investor” as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933. The shares bear a transfer restriction legend. The Company did not use an underwriter or placement agent for the October 2014 private sale and did not pay any commissions or fees in connection with the transaction. The October 2014 private sale involved no general solicitation, and was conducted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

On November 11, 2014, the Board of Directors of the Company appointed William R. Hunter and Stephen B. Kass, Esq., CPA, LLM to serve as directors of the Company to fill vacancies on its Board of Directors. On November 11, 2014, Bradley L. Steere II resigned from our board of directors to pursue other business interests. There were no disagreements between Mr. Steere and the Company, or its executives or directors, on any matter relating to the Company’s operations, policies or practices.

As a result of the above appointments and resignations, Wesley Ramjeet, William R. Hunter and Stephen B. Kass currently constitute the full board of directors of the Company.

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

Date: January 12th, 2015	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial , Chief Accounting Officer, Officer and Director

