Form 10-Q
period 2015-02-28
Profit Planners Management, Inc.
filed 2015-04-13
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

PROFIT PLANNERS MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other Jurisdiction of

Incorporation or Organization)

1001 Avenue of the Americas, 2nd Floor, New York, NY 10018

(Address of Principal Executive Offices) (Zip Code)

(646) 289-5358

(Registrant’s telephone number, including area code)

885 Third Avenue, 19th Floor, New York, New York 10022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of April 10th, 2015, the issuer had 54,302,788 outstanding shares of Common Stock.

Profit Planners Management, Inc.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of February 28, 2015 (Unaudited) and May 31, 2014 (Audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended February 28, 2015 and 2014 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and 2014 (Unaudited)	5
	Notes to the Condensed Consolidated Financials (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T	Controls and Procedures	14

	PART II
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURES		16

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2015	May 31, 2014
Assets
Current assets:
Cash	$22,312	$39,982
Accounts receivable (net of allowance of $28,243 and $19,795, respectively)	79,041	99,940
Note receivable	72,000	72,000
Other current assets	32,276	39,590
Total current assets	205,629	251,512

Property and equipment:
Property and equipment	13,172	13,172
Less: accumulated depreciation	(10,075)	(6,839)
Net property and equipment	3,097	6,333

Total Assets	$208,726	$257,845

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$149,317	$46,357
Accounts payable and accrued expenses - related parties	83,086	66,700
Accrued expenses - employee compensation	126,000	130,000
Accrued expenses - officer's compensation	509,774	373,925
Deferred revenue	-	20,000

Total Liabilities	868,177	636,982

Commitments and contingencies (Note 8)	-	-

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding in 2014 and 2013, respectively	-	-
Common stock - $.001 par value; 500,000,000 shares authorized; 54,302,788 and 54,052,788 shares issued and outstanding, respectively	54,302	54,052
Additional paid-in capital	252,893	248,144
Accumulated deficit	(966,646)	(681,333)
Net Stockholders' Deficit	(659,451)	(379,137)
Total Liabilities And Stockholders' Deficit	$208,726	$257,845

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Revenues - consulting and management services fees	$188,574	$142,576	$491,634	$507,982
Revenues - consulting and management services fees - related party	-	3,000	-	3,000
Cost of revenues - personnel and overhead costs	113,353	142,275	339,059	413,883

Gross Profit	75,221	3,301	152,575	97,099

Selling, general and administrative expenses:
Corporate management	58,996	71,337	190,071	158,843
Consulting and professional expenses	86,900	25,443	138,402	72,056
Other operating expenses	30,150	52,043	109,418	186,016
Total selling, general and administrative expenses	176,046	148,823	437,891	416,915

Net loss and comprehensive loss from continuing operations	(100,825)	(145,522)	(285,316)	(319,816)

Discontinued operations (Note 3)
Net loss and comprehensive loss from operations of Organics Innovations, Inc.	-	2,044	-	(29,714)

Net loss and comprehensive loss	$(100,825)	$(143,478)	$(285,316)	$(349,530)

Net loss per weighted-average shares common stock - basic and diluted:
Continuing operations	-	-	(0.01)	(0.01)
Discontinued operations	-	-	-	-
Net loss	$-	$-	$(0.01)	$(0.01)

Weighted-average number of shares of common stock to be issued and outstanding - basic and diluted:	54,302,788	53,737,972	54,185,572	53,036,965

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2015	February 28, 2014

Net cash used in operating activities	$(22,670)	$(166,275)

Net cash used in investing activities	-	(10,545)

Net cash provided by financing activities	5,000	70,500

Net change in cash	(17,670)	(106,320)
Cash, beginning of period	39,982	127,984
Cash, end of period	$22,312	$21,664

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2015

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

The condensed consolidated financial information for the three months and nine months ended February 28, 2015 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2014. The interim results for the period ended February 28, 2015 are not necessarily indicative of the results for the full fiscal year.

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

NOTE 3 – DISCONTINUED OPERATIONS

On May 9, 2014, the Company completed the sale of assets of its Organic Innovations subsidiary that consisted of three domain names, trademarks, websites and customer lists, to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014 for an aggregate purchase price of $115,000. The purchase price was paid in cash of $18,000, the assumption of a Company obligation to the CEO for $25,000 and a promissory note for $72,000 carrying an interest rate of 8% per annum that matures on May 6, 2015. As of February 28, 2015, interest income of $4,387 accrued on the promissory note.

As a result of the sale of its Organic Innovations business, management has reclassified the related activities to discontinued operations. For the nine months ended February 28, 2014, development costs totaling $29,714, have been reclassified under discontinued operations on the condensed consolidated statement of operations and comprehensive loss.

NOTE 4 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and comprehensive loss from continuing operations of $285,316 for the nine months ended February 28, 2015 and the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $966,646 as of February 28, 2015. The historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – RELATED PARTY

The Company has accrued officer’s salary expense payable to the CEO, who has a controlling ownership interest in the Company. The net compensation owed to the CEO totaled $509,774 and $373,925 as of February 28, 2015 and May 31, 2014, respectively.

The Company has accrued compensation expense payable to a former Director of the Company for providing legal counsel services for $1,000 per month. The compensation obligations owed to the former Director totaled $25,000 and $16,000 as of February 28, 2015 and May 31, 2014, respectively. The Company also has net payable to affiliated companies totaling $58,086 and $50,700 as of February 28, 2015, and May 31, 2014, respectively for services performed in prior periods.

NOTE 6 – EQUITY

In October 2014, the Company closed a private sale transaction with one investor who was subsequently appointed to the Board of Directors, through which the Company issued 250,000 shares of its common stock at a price of $.02 per share. The total proceeds to the Company from the October 2014 private sale was $5,000.

NOTE 7 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three and nine months ended February 28, 2015 or 2014. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 8 – CONTINGENT EMPLOYEE BONUS

On January 1, 2014, the Company entered into a compensation agreement with an employee that provides for a bonus based upon certain performance requirements. Since inception of the compensation agreement, management has evaluated the results of the employee’s performance and determined that the likelihood of payment would be remote as the employee did not meet the minimum performance requirements.

The Company agreed to bonus compensation of $130,000 as of May 31, 2014. The outstanding balance as of February 28, 2015 is $126,000.

NOTE 9 – SUBSEQUENT EVENT

Effective March 1, 2015, the Company entered into a lease agreement for its Corporate office in New York. The lease agreement expires on February 28, 2017. The monthly rent is $6,000 for the first twelve months and $6,195 for the last twelve months.

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

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in this filing. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this filing.

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

Our CFO, Accounting and Tax Services division is currently our main revenue generator with all of our revenues coming from these services. In the future, we expect this percentage to go down as our other business divisions gain traction in the market place.

Insurance and Healthcare Insurance Services

Our Insurance and Healthcare Insurance division, Profit Planners Group offers a wide array of insurance and insurance related products such as life insurance, annuities, health insurance, healthcare discount benefit cards and programs as well as self-funded health insurance accounts. Our Insurance and Healthcare Insurance division offers insurance services to our corporate clients as part of our consulting services. It also sells insurance products and services directly to individuals and companies that have not engaged us for other consulting services.

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

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of February 28, 2015, an allowance for doubtful accounts of $28,243 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

Going Concern

As reflected in the accompanying financial statements, the Company has had a net loss and comprehensive loss from continuing operations of $285,316 and $319,816 for the nine months ended February 28, 2015 and February 28, 2014, respectively; and an accumulated deficit of $966,646 at February 28, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Continuing Operations

Three Months Ended February 28, 2015 and 2014

For the three months ended February 28, 2015 and 2014, we had revenue of $188,574 and $145,576, respectively. Cost of revenues for the three months ended February 28, 2015 and 2014 totaled $113,353 and $142,275, respectively. Selling, general and administrative expenses for the three months ended February 28, 2015 and 2014 totaled $176,046 and $148,823, respectively, resulting in a net loss from continuing operations of $100,825 and $145,522, respectively. The decline in our operating loss is primarily due to reduced labor and overhead.

Consulting service income for the three months ended February 28, 2015 consisted of CFO, Accounting and Tax Services of $188,574. For the comparable three months ended February 28, 2014, consulting service income consisted of CFO, Accounting and Tax Services of $145,576. The change in service income is attributable to new clients and increased billing to our existing clients.

Cost of revenues for the three months ended February 28, 2015 comprised of personnel and overhead costs of $113,353. The personnel and overhead costs were comprised of salaries and compensation expenses of $82,399 and other expenses of $30,954. Cost of revenues for the three months ended February 28, 2014 comprised of personnel and overhead expenses of $142,275. The personnel and overhead expenses were comprised of salaries and compensation expenses of $126,576 and other overhead expenses of $15,699. Our cost of revenue was declined by $28,922 as we reduced our head count.

Selling, general and administrative expenses for the three months ended February 28, 2015 was $176,046 comprised of compensation expense for corporate management of $58,996, consulting and professional expenses of $86,900, rent expense of $13,922, filing fee of $3,159, office and IT related expenses of $3,232, travel-related expenses of $4,263 and other expenses of $5,574.

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

For the three months ended February 28, 2015 as compared to three months ended February 28, 2014, there was an increase in selling, general and administrative expenses of $27,223, because we increased the time spent on business development.

Nine Months Ended February 28, 2015 and 2014

Continuing Operations

For the nine months ended February 28, 2015 and 2014, we had revenue of $491,634 and $510,982, respectively. Cost of revenues for the nine months ended February 28, 2015 and 2014 totaled $339,059 and $413,883, respectively. Selling, general and administrative expenses for the nine months ended February 28, 2015 and 2014 totaled $437,891 and $416,915, respectively, resulting in a net loss from continuing operations of $285,316 and $319,816, respectively.

Consulting service income for the nine months ended February 28, 2015 consisted of CFO, Accounting and Tax Services of $491,634. Consulting service income for the nine months ended February 28, 2014, consisted of CFO, Accounting and Tax Services of $510,982.

Cost of revenues for the nine months ended February 28, 2015 comprised of personnel and overhead costs of $339,059. The personnel and overhead comprised of salaries and compensation expenses of $267,089, and other expenses of $71,970. Cost of revenues for the nine months ended February 28, 2014, comprised of personnel and overhead expenses of $413,883. The personnel and overhead expenses were comprised of salaries and compensation expenses of $365,677 and other overhead expenses of $48,206. The decline of $74,824 was due to reduced head count.

Selling, general and administrative expenses for the nine months ended February 28, 2015 was $437,891, comprised of compensation expense for corporate management of $190,071, consulting and professional expenses of $138,402, rent expense of $35,496, filing fee of $8,960, bad debts of $5,198, office and IT related expenses of $9,745, travel-related expenses of $13,824, settlement fee of $18,000 and other expenses of $18,195.

Selling, general and administrative expenses for the nine months ended February 28, 2014 was $416,915, comprised of compensation expense for corporate management of $158,843, consulting and professional expenses of $72,056, rent expense of $46,403, bad debt expense of $60,173, travel-related expenses of $20,478, computer related expenses of $15,813, office supplies and filing fees of $13,944, corporate communications of $8,299, and other expenses of $20,906.

For the nine months ended February 28, 2015 as compared to same period ended February 28, 2014, our selling, general and administrative expenses increased by $20,976. This was due to an increase in corporate management consulting and professional fees that was partially offset by a decline in other expenses.

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

The Organic Innovations, Inc. business operations have been reclassified as discontinued operations on the financial statements. The Company incurred a gain of $2,044 and net loss of $29,714 for the three and nine months ended February 28, 2014, respectively.

Liquidity and Capital Resources

As of February 28, 2015, we had cash of $22,312 as compared to cash of $39,982 as of May 31, 2014. The decrease in net cash of $17,670 was the result of net cash used in operating activities totaling $22,670 with $5,000 provided by financing activities for the nine months ended February 28, 2015.

For the nine months ended February 28, 2015, net cash used in operating activities was attributable to a net loss of $285,316, non-cash adjustments for depreciation of $3,239 and a net change in operating assets and liabilities of $259,407.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended February 28, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 10th, 2015	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet
Chief Executive Officer, Chief Financial , Chief Accounting Officer, Officer and Director

