Form 10-K
period 2015-05-31
Profit Planners Management, Inc.
filed 2015-09-11
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to ______________.

COMMISSION FILE NUMBER: 333-142076

PROFIT PLANNERS MANAGEMENT, INC.

(Exact Name of Small Business Issuer in its Charter)

Nevada	90-0450030
(State of Incorporation)	(IRS Employer ID No.)

1001 Avenues of the Americas 2nd Floor

New York, NY 10018

(Address of principal executive offices)

646-289-5358

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒   Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed fiscal quarter, was $289,511.85.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $.001 par value per share	5,430,279 shares

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

Insurance and Healthcare Insurance Services

Our Insurance and Healthcare Insurance division, PPMT Group, is a licensed insurance brokerage. We offer a wide array of insurance and insurance related products such as life insurance, annuities, health insurance, healthcare discount benefit cards and programs as well as self-funded health insurance accounts. Our Insurance and Healthcare Insurance division offers insurance services to our corporate clients as part of our consulting services. It also sells insurance products and services directly to individuals and companies that have not engaged us for other consulting services.

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

Acquisition and Growth Strategy

The Company seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand its market position and strengthen its existing service offerings. The Company intends to expand its base business by acquiring client relationships in what it considers to be the foundation of all its business operations -- accounting. Increased regulatory requirements and operating costs, as well as the high average age in partners, are triggering a consolidation in the middle-market public accounting sector.

The typical acquisition structure is a purchase price of 1.0 to 1.5 times the targets trailing revenues, with the entire purchase price paid in the form of an “earn out” over six to ten years. These “earn outs” are tied to ongoing performance, so if revenues decline, the payments decline.

Accounting practices traditionally have very low client turn-over. Therefore, growth and maintenance of the base accounting business as part of the Company’s growth model is expected to be very predictable. The ability of the Company to execute its growth strategy will depend upon its ability to negotiate mutually agreeable acquisition terms with its targets and to raise the necessary funds to finance the transactions.

The Company believes that by acquiring firms with middle-market client bases, additional services can be developed in areas such as:

●	Capital Markets - wealth management, corporate and personal financial planning, exit planning, mergers
●	Business Advisory - will be expanded beyond basic accounting to include international tax planning,
●	Regulatory Advisory - Volcker Act, Basel III, and FATCA are all recently-enacted rules and regulations
●	Fund Institutional Services - due diligence and valuation services.

The Company is seeking to acquire a firm, or firms, with an aggregate of roughly $10M of 2014 revenues with initial EBITDA contribution of approximately $2.0M by the end of the 2015 calendar year. The acquisition would serve as the base operation for delivery of these services. The Company intends to target a small to mid-sized firms with an established client relationship management (“CRM”) system as its first acquisition target. Upon completion, the Company’s clients would be profiled and entered into the CRM system, which would then be used to manage client relationships and interaction. The CPA is expected to always be the primary relationship with the client.

The CRM system would also serve to identify potential cross-selling opportunities, and this data is expected to be key to systematically increasing the revenue per client. In addition to using the CRM as a fundamental growth tool, the Company is expecting to develop a relationship manager role. The relationship manager will act as a cross-selling ombudsman, fostering communication and education across the core business units. The relationship manager or “RM”, is expected to interface only with the CPA to train the CPA to cross-sell other revenue opportunities

Upon the completion and integration of its first acquisition, the Company intends to acquire additional accounting practices with a target of acquiring significant additional accounting “base” revenue by the end of calendar year 2018 and to utilize the base revenue acquired to develop a multidisciplinary professional services firm that offers higher margin products and services to the stable client base attributed to accounting firms. In doing so, the Company believes it can increase margins and average revenue per client.

The Company’s strategy would then be to cross-sell consulting services to the acquired client bases, resulting in additional organic growth.

Costs of Acquisition and Growth Strategy

We expect to incur significant cost increases related to our acquisition and growth strategy including the costs for due diligence reviews, auditing and legal work, broker fees and investment banking fees to registered entities engaged to locate target firms and raise financing needed to close transactions and compliance costs. We also expect to incur significant costs related to the integration of any acquired targets into the Company, including the compensation and benefits costs of additional personnel, increased rent or other expenses for added office space, and other general business expenses.

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

Our marketing costs for the year ended May 31, 2015 related to our continuing business operations were approximately $2,000. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers. For the year ended May 31, 2014, development expenses of $33,685 were predominantly for the development of the Organically Crafted brand name, logo, web-site, relationships with suppliers. These expenses were related to the Organic Innovations business and are reflected as part of the discontinued operations on the financial statements during that year.

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

Employees

As of July 31, 2015, we had 7 employees. Our staff is available to be contracted out to clients who need our CFO, accounting, and other related services. For potential clients with larger projects, we have access to independent professionals who are available to provide services to such clients of the company on a sub-contracting basis. Eventually, we intend to employ sufficient personnel that such sub-contracting relationships will not be necessary. We believe our future success depends in large part upon the continued service of our CEO, Wesley Ramjeet.

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

We were incorporated in Nevada in January 2009. We have no significant financial assets, other than cash and accounts receivable, and although revenue has grown over the six year period, it is still not at a level to be fully self-sufficient. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company in a highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support and grow our anticipated activities.

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

Mr. Ramjeet Has Effective Control of the Company's Affairs

As of July 31, 2015, Mr. Ramjeet beneficially owned 3,020,200 shares of common stock of the Company, representing approximately 55.88% of the issued and outstanding shares of common stock and approximately 55.88% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Ramjeet will be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

Item 2.     PROPERTIES

Our executive, administrative and operating offices are located at 1001 Avenues of the Americas 2nd floor, New York, N.Y. 10018. We currently rent our office space on a month-to-month basis and our monthly rent is approximately $6,000 per month. We believe that our current office space will be sufficient for our needs for the foreseeable future.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the “OTCBB”, under the symbol “PPMT”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period for the prior two fiscal years, as reported by the National Quotation Bureau. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1). These prices have been adjusted to reflect a one for ten reverse stock split on April 24, 2015.

Quarter Ended:	High	Low
Interim period ended July 31, 2015	$0.16	$0.16
May 31, 2015	$0.20	$0.16
February 28, 2015	$0.50	$0.22
November 30, 2014	$0.20	$0.15
August 31, 2014	$0.36	$0.25

Quarter Ended:	High	Low
Interim period ended July 31, 2014	$0.40	$0.20
May 31, 2014	$0.40	$0.20
February 28, 2014	$1.40	$0.30
November 30, 2013	$3.00	$0.90
August 31, 2013	$3.00	$0.40

On July 31, 2015, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.16 per share.

Holders of Our Common Stock

As of July 31, 2015, we had sixteen (16) shareholders of record of our common stock.

In May 2011 the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase from the Company 111,112 restricted shares of common stock for $100,000.  As of July 31, 2015, the company has received and accepted the $71,666 of the $100,000 as payment in full for the 111,112 shares.

As of July 31, 2015, we had 5,430.279 shares of common stock outstanding.

Stock Option Grants

As of July 31, 2015 we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of July 31, 2015, we had 5,430,279 shares of common stock issued and outstanding.

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

Preferred Stock

As of July 31, 2015, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

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

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception through the period ended May 31, 2015. The Company has had a net loss and comprehensive loss of $291,054 and $415,328 for the years ended May 31, 2015 and May 31, 2014, respectively; and an accumulated deficit of $972,387 at May 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern. These actions include continuing to grow the Company’s revenues sufficient to support its cost structure through existing and new clients and is actively seeking channels to develop business. We will seek financing where available at a reasonable cost. During 2015 the Company intends to continue to seek financing for the purpose of funding operating expenses using equity or debt instruments through additional private placement offerings.

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

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of the year ended May 31, 2015, an allowance for doubtful accounts of $34,079 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. During the fiscal year ended May 31, 2015, we had to write off delinquent receivables as a result of non-payment and have reflected bad debt expense of $10,684 for the year. The Company does not require collateral to support customer receivables.

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

RESULTS OF OPERATIONS

For the Year Ended May 31, 2015

Continuing operations

For the year ended May 31, 2015, we had revenues of $812,758. Cost of revenue and selling, general and administrative expenses totaled $1,103,812. The net result was a net loss from continuing operations of $291,054 for the year ended May 31, 2015.

Consulting service income for the year ended May 31, 2015 consisted of CFO, Accounting and Tax Services. The change in service income is attributable to new clients and increased billing to our existing clients.

Cost of revenues for the year ended May 31, 2015 totaled $549,844 and was comprised of salaries and compensation expenses of $348,098 and other overhead expenses of $201,746. These costs are directly attributable to work performed on the client accounts by any employee in the organization and include costs for outside temporary consultants, office needs and other overhead expenses. Costs for the period are comparable to the prior year but the mix is slightly different. Some reductions in internal staffing costs are offset by additional costs resulting from the use of outside consultants to meet the needs of the business.

Selling, general and administrative expenses for the year ended May 31, 2015 was $553,968, comprised of net compensation expense for corporate management of $241,604, consulting and professional expenses of $142,356, settlement expense of $18,000, rent expense of $55,417, bad debt expense of $10,684, travel-related expenses of $23,420, computer related expenses of $14,168, office supplies and filing fees of $21,728, corporate communications of $2,597, and other expenses of $23,994. Compensation expenses include the apportioned salaries, benefits and any performance incentive compensation expenses. The Consulting and professional expenses are primarily costs for accountants, lawyers and administrative consultants.

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

Discontinued operations

For the year ended May 31, 2014, the Organic Innovations business had product sales of $32,115, cost of revenue of $24,762, development expense of $33,685, and other operating expense of $1,319 for a net loss of $27,651.  The development expenses for the Organic Innovation e-commerce platform to sell “organic” products consisted of salaries and compensation of $12,250, consulting and professional fees of $18,000 and other web-development expenses of $3,435.  Activity in the Organic Innovation business did not begin until the first fiscal quarter of 2014.

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

On May 9, 2014, the Company completed the sale of assets of its Organic Innovations subsidiary to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014 for an aggregate purchase price of $115,000. The assets consisted of three domain names, trademarks, websites and customer lists and had a carrying value of $7,227. The purchase price was paid in two instalments of cash $4,500 on May 9, 2014 and $13,500 in cash on May 31, 2014, the assumption of a Company obligation to the CEO for $25,000 and a promissory note for $72,000 carrying an interest rate of 8% per annum that was scheduled to mature on May 6, 2015. The sale of these assets resulted in a gain of $107,773. In April 2015, the note receivable and all accrued interest was assumed by the CEO. The Company reduced the balance owed to the CEO by $77,745 which represents the not for $72,000 plus accrued interest of $ 5,745.

Capital Resources and Liquidity

Liquidity and Capital Resources

As of May 31, 2015, we had cash of $57,906 as compared to cash of $39,982 as of May 31, 2014.  The increase in net cash of $17,924 was the result of net cash provided by operating activities totaling $12,924 and provided by financing activities totaling $5,000 for the year ended May 31, 2015.

For the year ended May 31, 2015, net cash provided by operating activities was attributable to a net loss of $291,054 non-cash adjustments for depreciation expense of $4,159 ,and a net increase from the change in operating assets and liabilities of $299,819. Net cash provided by financing activities for the year ended May 31, 2015 resulted from $5,000 received from the sale of restricted shares of common stock purchased through private placement.

For the year ended May 31, 2014, net cash used in operating activities was attributable to a net loss of $415,328, non-cash adjustments for depreciation expense of $6,013, stock compensation expense of $54,250, the gain from the sale of assets from discontinued operations of $107,773, and a net increase from the change in operating assets and liabilities of $314,881. Net cash provided by financing activities for the year ended May 31, 2014 resulted from $70,500 received for 2,350,000 restricted shares of common stock purchased through private placement.

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

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Reports of Independent Registered Public Accounting Firm thereon of Coulter & Justus, P.C., appear herein. See Index to Financial Statements, appearing on page F-1

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

There were no changes in or disagreements with accountants by the Company during the fiscal year ended May 31, 2015.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of May 31, 2015, such controls and procedures were effective and there is no material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of control deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of May 31, 2015:

Name	Age	Position
Wesley Ramjeet	49	Chief Executive Officer and Director

Stephen Kass	53	Director

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Wesley Ramjeet - Chief Executive Officer and Director

Mr. Ramjeet, 49, has been our Chief Executive Officer and a member of our board of directors since the formation of the company in January 2009. Mr. Ramjeet has been the Managing Partner of Profit Planners, Inc., a private New York consulting company since 2003. Profit Planners, Inc. provides professional consulting services to publicly traded and privately held companies. Mr. Ramjeet is also the Chairman of Micro-Cap Review, Inc., a financial publisher that covers the micro-cap market place. Prior to founding Profit Planners, Inc., Mr. Ramjeet was the interim Chief Financial Officer of Youth Stream Media, Inc., a NASDAQ-traded public company. Mr. Ramjeet began his professional career in the Entrepreneurial Services Group at Ernst and Young, LLP. During his nine years at Ernst and Young, Mr. Ramjeet served both private and publicly-traded companies in various industries. Mr. Ramjeet received his Bachelor’s degree in Accounting from St. John's University and is a CPA.

Stephen Kass. - Director

Mr. Kass, 53, has over 23 years of experience in accounting, law, reorganization services and tax reduction.  Mr. Kass is an active investor in private companies and in real estate.

Prior to PPMT Strategic Group, Stephen was the founding member of a law firm specializing in reorganization services in Manhattan and had extremely high success rate in these endeavors.  He also been directors in investment banks and spearheaded aviation, energy and supermarket deals.  He previously worked a consultant for Deloitte & Touche, LLP and served on the board of his real estate investments. He has lectured attorneys and accountants in the field of tax matters in bankruptcy cases and has authored a number of articles on the same. Stephen holds a law degree, a masters of law from New York University School of Law.  He is admitted to the United States Supreme Court, New York State courts, New York Eastern and Southern district courts and New Jersey state and district courts.

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

Item 11.   EXECUTIVE COMPENSATION

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the period ended May 31, 2015 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Wesley Ramjeet,	2011	18,000	0	60,000	0	0	0	0	78,000
CEO (1) (2) (4) (5)	2012	87,666	0	0	0	0	0	0	87,666
	2013	185,167	0	0	0	0	0	30,000	215,167
	2014	229,167	0	0	0	0	0	36,000	265,167
	2015	250,000	0	0	0	0	0	26,208	276,208

Bradley Steere,	2011	0	0	0	0	0	0	0	0
Secretary	2012	8,000	0	0	0	0	0	0	8,000
(3) (6)	2013	12,000	0	0	0	0	0	0	12,000
	2014	12,000	0	0	0	0	0	0	12,000
	2015	12,000	0	0	0	0	0	0	12,000

Stephen Kass	2015	0	0	0	0	0	0	0	0
Director

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

(4) For the year ended May 31, 2014, Mr. Ramjeet was paid $96,000 and the remaining balance of $169,167 was accrued.

(5) For the year ended May 31, 2015, Mr. Ramjeet was paid $75,832 and the remaining balance of $200,376 was accrued.

(6) For the year ended May 31, 2015, Mr. Steere is owed $28,000 for his services. This amount has been accrued but not paid.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through July 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options outstanding or exercised during the year ended May 31, 2015 by the executive officers named in the Summary Compensation Table.

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

Employment Contracts

On November 21, 2011, we entered into an employment agreement with Wesley Ramjeet, our CEO and President (the “Ramjeet Employment Agreement”), which has an initial term of three (3) years. Under the terms of the Ramjeet Employment Agreement, Mr. Ramjeet will continue to serve as our President and Chief Executive Officer. Mr. Ramjeet is also a member of our board of directors.  Mr. Ramjeet will receive a base salary of $150,000 per year in the first year of the agreement, $200,000 per year in the second year of the agreement and $250,000 per year in the third year of the agreement. Mr. Ramjeet will be entitled to certain bonus payments based on the revenue of the company and capital raised by the company and expense reimbursement for automobile and office cost of $3,000 per month. In March 2015 Mr. Ramjeet agreed to change his agreement to stop reimbursement of automobile and office cost of $3,000 per month. The amounts of Mr. Ramjeet’s potential bonus payments are described in greater detail in Schedule A to the Ramjeet Employment Agreement.

The Consulting Agreement previously in effect between the Company and Mr. Ramjeet was replaced by the Ramjeet Employment Agreement and is no longer in effect.

On October 1, 2011, we entered into a consulting agreement with Bradley Steere, our Secretary, which has an initial term of one (1) year. Under the terms of the consulting agreement, Mr. Steere will be paid $1,000 per month for services related to the preparation and filing of our SEC periodic reports, and other legal matters.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2015, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

	Shares of Common Stock Beneficially Owned (1)
Name	Number of Shares		Percent of Class
Wesley Ramjeet	3,020,200	(2)	55.88%
Bradley Steere	480,000	(3)	8.88%
Steven Kass	0		0
All directors and executive officers	3,500,200		64.76%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty (60) days.
(2)	Mr. Ramjeet personally owns 3,202,000 shares of our common stock.
(3)	Mr. Steere personally owns 480,000 shares of our common stock.

The percentages in the above table are computed based upon a total of 5,430,279 shares of our common stock being outstanding on July 31, 2015.

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

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Coulter & Justus, P.C., were as follows:

	Year ended	Year Ended
	May 31,	May 31,
	2015	2014

Audit fees (1)	$31,487	$27,092

(1)	Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Coulter & Justus, P.C., in connection with statutory and regulatory filings or engagements.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended May 31, 2015 and May 31, 2014 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended May 31, 2015 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)           Consolidated Financial Statements

Profit Planners Management, Inc.

FORM 10-K

YEAR ENDED MAY 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Profit Planners Management, Inc.

We have audited the accompanying consolidated balance sheets of Profit Planners Management, Inc. and subsidiaries (the Company) as of May 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two-year period ended May 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Profit Planners Management, Inc. and subsidiaries as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee

September 10, 2015

Profit Planners Management, Inc.

Consolidated Balance Sheets

	May 31, 2015	May 31, 2014
Assets
Current assets:
Cash	$57,906	$39,982
Accounts receivable (net of allowance of $34,079 and $19,795 in 2015 and 2014, respectively)	99,497	99,940
Note receivable	-	72,000
Other current assets	6,991	39,590
Total current assets	164,394	251,512

Property and equipment:
Property and equipment	13,172	13,172
Less: accumulated depreciation	(10,998)	(6,839)
Net property and equipment	2,174	6,333

Total Assets	$166,568	$257,845

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$161,290	$46,357
Accounts payable and accrued expenses - related parties	74,712	66,700
Accrued expenses - employee compensation as current position	25,000	130,000
Accrued expenses - officer's compensation	466,907	373,925
Deferred revenue	2,850	20,000
Total Current Liabilities	730,759	636,982

Accrued expenses - employee compensation, less current portion	101,000	-
Total Liabilities	831,759	636,982

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none and none issued and outstanding in 2015 and 2014, respectively	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 5,430,279 and 5,405,279 shares issued and outstanding in 2015 and 2014, respectively	5,430	5,405
Additional paid-in capital	301,766	296,791
Accumulated deficit	(972,387)	(681,333)
Net Stockholders' Deficit	(665,191)	(379,137)
Total Liabilities And Stockholders' Deficit	$166,568	$257,845

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	May 31, 2015	May 31, 2014

Revenues - consulting and management services fees	$812,758	$703,304
Revenues - consulting and management services fees - related party	-	6,925
Total revenues	812,758	710,229

Cost of revenues - personnel and overhead costs	549,844	544,955

Gross Profit	262,914	165,274

Selling, general and administrative expenses:
Corporate management	241,604	359,113
Consulting and professional expenses	142,356	81,574
Other operating expenses	170,008	220,037
Total selling, general and administrative expenses	553,968	660,724

Net loss and comprehensive loss from continuing operations	(291,054)	(495,450)

Discontinued operations (Note 4)
Net loss and comprehensive loss from operations of Organics Innovations, Inc.	-	80,122

Net loss and comprehensive loss	$(291,054)	$(415,328)

Net loss per weighted-average shares common stock - basic and diluted:
Continuing operations	$-	$(0.01)
Discontinued operations	-	-
Net loss	$-	$(0.01)

Weighted-average number of shares of common stock to be issued and outstanding - basic and diluted:	5,430,279	5,322,180

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Stockholders' Deficit

	Common Shares Issued		Common	Additional	Amount Due Under
	and	Common	Stock	Paid-in	Subscription	Accumulated
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Total
Balance June 1, 2013	5,056,297	$5,056	$314	$200,410	$(28,334)	$(266,005)	$(88,559)

Stock issued for consulting arrangement	50,000	50	-	24,950	-	-	25,000
Stock issuance to employees and advisors	32,500	33	-	29,218	-	-	29,250
Stock issued to private placement investors	235,000	235	-	70,265	-	-	70,500
Adjustment to subscribed stock value	31,482	31	(314)	(28,051)	28,334	-	-
Net loss for the year ended May 31, 2014	-	-	-	-	-	(415,328)	(415,328)
Balance May 31, 2014	5,405,279	5,405		296,791	-	(681,333)	(379,137)

Stock issued to private placement investor	25,000	25	-	4,975	-	-	5,000
Net loss for the year ended May 31, 2015	-	-	-		-	(291,054)	(291,054)
Balance May 31, 2015	5,430,279	$5,430	$-	$301,766	$-	$(972,387)	$(665,191)

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Cash Flow

	Year Ended
	May 31, 2015	May 31, 2014

Cash Flows From Operating Activities
Net loss	$(291,054)	$(415,328)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	4,159	6,013
Provision for bad debt	10,684	61,544
Net gain on sale of discontinued operations	-	(107,773)
Stock compensation		54,250
Changes in operating assets and liabilities:
Accounts receivable	(10,241)	(68,052)
Other current assets	32,599	821
Accounts payable and accrued expenses	114,933	14,484
Accounts payable and accrued expenses - related party	8,012	27,050
Accrued expenses - employee compensation	(4,000)	130,000
Accrued expenses payable - officer's compensation	164,982	180,284
Deferred revenue	(17,150)	(31,250)
Net Cash Provided by (Used in) Operating Activities	12,924	(147,957)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(10,545)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	5,000	70,500

Net (decrease) increase in cash	17,924	(88,002)
Cash, beginning of year	39,982	127,984
Cash, end of year	$57,906	$39,982

Non cash transaction

During April 2015, the Company’s CEO assumed a previously recorded $72,000 note receivable and offset the amount against the Company accrued compensation to him.

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Profit Planners Management, Inc. (the “Company”) was incorporated on January 29, 2009 under the laws of the State of Nevada.  The Company derives revenue from management, tax, financial and accounting advisory services mainly through consulting agreements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Profit Management, Inc., PPMT Group formally Enertel Plus, Inc. and PPMT Strategic Group, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Property and equipment

Property and equipment consists of computer equipment, which is stated at cost and depreciated using the straight-line method based on an estimated useful life of three years.  Depreciation expense from continuing operations totaled $4,159 and $6,013 for the years ended May 31, 2015, and May 31, 2014, respectively.

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

Accounts receivable

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to accounts receivable. Actual amounts could vary from the recorded estimates. The Company recorded an allowance for doubtful accounts of $34,079 and $19,795, as of May 31, 2015 and May 31, 2014, respectively.  The Company does not require collateral to support customer receivables.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services.  The Company will recognize revenue when it is realized or realizable and earned. 2014 product sales from the Company’s Organic Innovations subsidiary’s e-commerce sites are reflected in discontinued operations.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s three largest customers accounted for 28%, 12% and 11% of revenue for the year ended May 31, 2015. The Company’s two largest customers accounted for 28% and 10% of revenue for the year ended May 31, 2014.

Deferred Revenue

Deferred revenue represents revenues collected but not earned. This is primarily composed of revenue for service contracts where payments are made in advance of services being rendered.

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

The Company evaluates any uncertain tax positions and a loss would be recognized based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the Company’s assessment of such tax matters changes, the change in estimate is recorded in the period in which the determination is made. The Company reports any tax-related interest and penalties as a component of income tax expense.  The Company is subject to federal and state income taxes in which the Company operates. Tax years subject to examination by federal and state jurisdictions include 2010 and after.

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2015 or 2014. Due to the loss for the periods presented, the shares are not included in the calculation as they would be anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination been made as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 3 - GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has a net loss and comprehensive loss of $291,054 and $415,328 for the years ended May 31, 2015 and May 31, 2014, respectively; and an accumulated deficit of $972,387 at May 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - DISCONTINUED OPERATIONS

As of February 28, 2014 the Company reached a decision to sell the assets of its Organic Innovations business. The assets consisted of three domain names, trademarks, websites and customer lists. The domain names were purchased from third parties and a related party (Note 5) in October 2013 and had a carrying value of $7,227 as of February 28, 2014. The other assets were internally developed and have no carrying value. Cash flows from the business arose primarily from the gross margin of the products and working capital timing.

On May 9, 2014, the Company completed the sale of assets of its Organic Innovations subsidiary to a third party pursuant to the terms of the Asset Purchase Agreement between the parties dated as of May 7, 2014 for an aggregate purchase price of $115,000. The purchase price was paid in installments of cash of $4,500 on May 9, 2014 and $13,500 on May 31, 2014, the assumption of a Company obligation to the CEO for $25,000 and a promissory note for $72,000 which earned an interest rate of 8% per annum. As discussed in Note 5, this note was assumed by the Company’s CEO during April 2015 and offset against the Company’s accrued compensation obligation to him.

Product sales represented revenue from the sale of products and related shipping fees. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, were recorded when the products were shipped and title passed to customers. Return allowances, which reduced revenue, were estimated using historical experience. Revenue from product sales was recorded net of sales taxes. Discount offers, when accepted by our customers, were treated as a reduction to sales revenues.

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

As the Company is in a net operating loss position, any taxable income generated by net income of the discontinued operations and the gain on the sale of assets would be offset by the losses incurred.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had revenues totaling $0 and $6,925 reflected in the financial statements for the years ended May 31, 2015 and 2014, respectively, related to an affiliated company for which the Company’s CEO has a controlling interest.

On October 1, 2013 the Company purchased for $4,000, a domain name and site from Golden Age Medical Inc., a company owned by the CEO. This asset was subsequently sold as part of the Organic Innovations Inc. asset sale (Note 4).

The Company had accrued officer’s compensation expense payable to the CEO, who has a controlling ownership interest in the Company. The compensation obligations owed to the CEO totaled $466,907 and $373,925 for the years ended May 31, 2015 and 2014, respectively. In April, 2015 the Company’s CEO assumed the $72,000 note plus accrued interest (note 4). The compensation obligation to the CEO was reduced by $77,745.

The Company had accrued compensation expense payable to a former Director of the Company for providing legal counsel services for $1,000 per month. The compensation obligations owed to the Director totaled $22,000 and $16,000 for the years ended May 31, 2015 and 2014, respectively.

NOTE 6 - INCOME TAXES

For tax purposes as of May 31, 2015, the Company has United States federal and state (New York and Florida) net operating loss (NOL) carryovers which are available to offset future taxable income These NOL carryovers expire follows:

	Federal		State
Fiscal Year Generated	Fiscal Year of Expiration	Amount	Fiscal Year of Expiration	Amount

2010	2030	$1,904	2030	$1,787
2011	2031	93,122	2031	87,434
2012	2032	53,830	2032	50,542
2014	2034	330,952	2034	310,733
2015	2035	79,239	2035	74,398
		$559,047		$524,894

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of May 31:

	2015	2014
Deferred tax asset - net operating loss carryovers	$117,589	$100,922
Deferred tax asset - accrued expenses	149,022	106,165
Valuation allowance	(266,611)	(207,087)
Net deferred tax asset	$-	$-

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the asset. The net change in valuation allowance was an increase of $59,524 and $87,109 in 2015 and 2014, respectively.

The reconciliation of income tax benefit attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows:

	Year Ended May 31,
	2015	2014
Income tax at U.S. statutory rate of 15%	$(43,658)	$(62,299)
State income taxes, net of federal benefit	(15,866)	(24,810)
Increase in valuation allowance	59,524	87,109
Income tax benefit	$-	$-

NOTE 7 - SUBSCRIPTION AGREEMENT

In May 2011, the Company entered into a Stock Purchase Agreement with Orchid Island Capital Partners LP (“Orchid”) whereby Orchid agreed to purchase 111,112 shares of the Company’s restricted common stock for $100,000. As of May 31, 2015, the Company had distributed all of the shares but had only received $71,667 of the $100,000 by subscription agreement through the private placement.  The Company, unable to collect the remaining $28,333 wrote off this receivable as a reduction to paid-in-capital during the year ended May 31, 2014.

NOTE 8 - LEASES

In March 2015 the lease agreement for office space in Manhattan, NY was made on a month-to-month basis with a monthly rent of $6,000. The Company has an office in Miami, Florida under a short-term lease with monthly rent of $630. Rent expense for the Company totaled $55,417 and $56,816, for the years ended May 31, 2015 and 2014, respectively.

NOTE 9 – EQUITY

On April 24, 2015, the Company’s Board of Directors approved a One (1) for Ten (10) reverse stock split of the Registrant’s authorized and issued and outstanding par value $.001 per share common stock (the “Reverse Stock Split”). Under the terms of the Reverse Stock Split, (i) each Ten (10) shares of common stock held by the Registrant’s shareholders shall be reclassified and converted to One (1) common share, (ii) the number of shares of common stock authorized by the Registrant’s Articles of Incorporation shall be reduced from 500,000,000 shares to 50,000,000 shares. All periods presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

On June 10, 2013, the Company issued 32,500 restricted shares of Company common stock, valued at $29,250, to employees and advisors of the Company as a discretionary bonus approved by the Board of Directors.  The value of the common stock was based on the most recent trade price of a common share on the date of issuance.  The amounts are reflected as salary and consulting expenses in the consolidated financial statements.

Effective July 1, 2013, the Company entered into a six-month services agreement with a consultant for performance of CFO and similar services. Under the agreement, approved by the parties and the Company’s Board of Directors on August 2, 2013, the consultant was compensated through the issuance of 50,000 restricted shares of the Company’s common stock valued at $25,000.  The value of the common stock was based on the most recent trade price of a common share on August 2, 2013.  The value of the stock issued was recognized as consulting expenses over the contract period as services were rendered and reflected in cost of sales and operating expenses.

On August 7, 2013, the Company entered into agreements with accredited investors whereby the Company issued 235,000 shares of common stock at a price of $.30 per share for total proceeds of $70,500.

During October 2014, the Company entered in an agreement with an accredited investor whereby the Company issued 25,000 shares of common stock at a price of $0.20 per share for total proceeds of $5,000.

NOTE 10 - CONTINGENT EMPLOYEE BONUS

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

As a result of the expected settlement, the Company expensed $130,000 during the year ended May 31, 2014 in conjunction with the bonus. $4,000 has been paid out related to the bonus as of May 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 10, 2015 by the undersigned, thereunto authorized.

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

SIGNATURE	DATE	TITLE

/s/ Wesley Ramjeet	September 10, 2015	Chief Executive Officer and Director
Wesley Ramjeet

/s/ Stephen Kass	September 10, 2015	Director
Stephen Kass