Form 10-Q
period 2015-08-31
Profit Planners Management, Inc.
filed 2015-10-13
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

PROFIT PLANNERS MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other Jurisdiction of

Incorporation or Organization)

1001 Avenue of the Americas, 2nd Floor, New York, New York 10018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of October 1, 2015 the issuer had 5,430,279 outstanding shares of Common Stock

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2015	May 31, 2015
Assets
Current assets:
Cash	$109,768	$57,906
Accounts receivable (net of allowance of $52,401 and $ 34,079, respectively)	83,578	99,497
Other current assets	6,342	6,991
Total current assets	199,688	164,394

Property and equipment:
Property and equipment	13,172	13,172
Less: accumulated depreciation	(11,911)	(10,998)
Net property and equipment	1,261	2,174

Total Assets	$200,949	$166,568

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$173,010	$161,290
Accounts payable and accrued expenses - related parties	68,710	74,712
Accrued expenses - employee compensation	18,463	25,000
Accrued expenses - officer's compensation	511,913	466,907
Deferred revenue	-	2,850
Total current liabilities	772,096	730,759

Accrued expenses - employee compensation, less current portion	101,000	101,000

Total Liabilities	873,096	831,759

Commitments and contingencies (Note 7)	-	-

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 5,430,279 shares issued and outstanding	5,430	5,430
Additional paid-in capital	301,766	301,766
Accumulated deficit	(979,343)	(972,387)
Net Stockholders' Deficit	(672,147)	(665,191)
Total Liabilities And Stockholders' Deficit	$200,949	$166,568

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014

Revenues - consulting and management services fees	$264,082	$135,968

Cost of revenues - personnel and overhead costs	119,073	106,628

Gross Profit	145,009	29,340

Selling, general and administrative expenses:
Corporate management	58,995	69,356
Consulting and professional expenses	28,019	15,092
Other operating expenses	64,951	29,804
Total selling, general and administrative expenses	151,965	114,252

Net loss and comprehensive loss	$(6,956)	$(84,912)

Net (loss) income per weighted-average shares common stock - basic and diluted:
Net loss	$(0.00)	$(0.02)

Weighted-average number of shares of common stock to be issued and outstanding - basic and diluted:	5,430,279	5,405,279

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2015	August 31, 2014

Net cash provided by (used in) operating activities	$51,862	$(9,771)

Net cash used in investing activities	-	-

Net cash provided by financing activities	-	-

Net change in cash	51,862	(9,771)
Cash, beginning of period	57,906	39,982
Cash, end of period	$109,768	$30,211

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

The condensed consolidated financial information for the three months ended August 31, 2015 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2015. The interim results for the three months ended August 31, 2015 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – NET LOSS PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2015 and August 31, 2014, respectively. Due to the loss for the periods presented, the shares are not included in the calculation as they would be anti-dilutive.

NOTE 4 – GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has had a net loss and comprehensive loss from continuing operations of $6,956 for the three months ended August 31, 2015 and the Company has minimal historical evidence of positive earnings as evidenced by the accumulated deficit of $979,343 at August 31, 2015.  This historical trend of losses raises substantial doubt about the Company’s ability to continue as a going concern.

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

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited) Continued

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

NOTE 5 – RELATED PARTY

The Company had accrued officer’s salary expense payable to the CEO, who has a controlling ownership interest in the Company. The net compensation owed to the CEO totaled $511,913 and $466,907 as of August 31, 2015 and May 31, 2015, respectively.

The Company had accrued compensation expense payable to a former Director of the Company for providing legal counsel services for $1,000 per month. The compensation obligations owed to the Director totaled $26,142 and $22,000 as of August 31, 2015 and May 31, 2015, respectively.

NOTE 6 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three months ended August 31, 2015. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

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

As a result of the expected settlement, the Company expensed $130,000 during 2014 in conjunction with the bonus. $10,537 has been paid out related to the bonus as of August 31, 2015.

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited) Continued

NOTE 8 – EQUITY

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

We will receive commission from the insurance carrier based on the premium of the product being purchased.

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

Our marketing costs for the three months ended August 31, 2015 related to our continuing business operations were approximately $973. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of August 31, 2015, an allowance for doubtful accounts of $52,401 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2015 and August 31, 2014, respectively.

Going Concern

As reflected in the accompanying financial statements, the Company has had a net loss and comprehensive loss from continuing operations of $6,959 and $84,912 for the three months ended August 31, 2015 and August 31, 2014, respectively; and an accumulated deficit of $979,343 as of August 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Three Months Ended August 31, 2015 and 2014

Continuing Operations

For the three months ended August 31, 2015 and 2014, we had revenue of $264,082 and $135,968, respectively. Cost of revenues for the three months ended August 31, 2015 and 2014 totaled $119,075 and $106,628, respectively. Selling, general and administrative expenses for the three months ended August 31, 2015 and 2014 totaled $151,965 and $114,252, respectively, resulting in a net loss of $6,959 and $84,912, respectively.

Consulting service income for the three months ended August 31, 2015 consisted of CFO, Accounting and Tax Services of $264,082. For the comparable three months ended August 31, 2014, consulting service income consisted of CFO, Accounting and Tax Services of $135,968. The changes in service income are attributable to growth in our client base and increased billing on our current clients.

Cost of revenues for the three months ended August 31, 2015 comprised of personnel and overhead costs of $119,075. The personnel and overhead costs were comprised of salaries and compensation expenses of $78,026 and other overhead expenses of $41,049. Cost of revenues for the three months ended August 31, 2014 comprised of personnel and overhead expenses of $106,628. The personnel and overhead costs were comprised of salaries and compensation expenses of $100,307 and other overhead expenses of $6,321.

Selling, general and administrative expenses for the three months ended August 31, 2015 was $151,965 comprised of net compensation expense for corporate management of $58,995, consulting and professional expenses of $28,019, rent expense of $19,913, office and IT related expenses of $3,863, travel-related expenses of $5,653 and other expenses of $35,522.

Selling, general and administrative expenses for the three months ended August 31, 2014 was $114,252 comprised of net compensation expense for corporate management of $69,356, consulting and professional expenses of $15,092, rent expense of $9,584, office and IT related expenses of $7,587, travel-related expenses of $4,759 and other expenses of $7,874.

For the three months ended August 31, 2015 as compared to same period ended August 31, 2014, there was an increase in selling, general and administrative expenses of $37,713. Corporate management expenses, as compared to the prior year, decreased as we reduced our head accountant. Our consulting and professional fees increased primarily because our audit fees increased. Our other operating expenses increased primarily because our rent fee and bad debts increased.

Liquidity and Capital Resources

As of August 31, 2015, we had cash of $109,768 as compared to cash of $57,906 as of May 31, 2015. The increase in net cash of $51,862 was the result of net cash provided by operating activities for the three months ended August 31, 2015 and was attributable to a net loss of $6,959, non-cash adjustments for depreciation of $913 and a net change in operating assets and liabilities of $57,909.

For the three months ended August 31, 2014, net cash used in operating activities of $9,771 was attributable to a net loss of $84,912, non-cash adjustments for depreciation of $1,098 and a net change in operating assets and liabilities of $74,043.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended August 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We were not a party to any material legal proceedings during the period covered by this Quarterly Report.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10K for the fiscal year ended May 31, 2015 contains a description of the risk factors relating to our operations and to an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2015	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

