Form 10-Q
period 2015-11-30
Profit Planners Management, Inc.
filed 2016-01-12
CIK 1468164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of January 11, 2016 the issuer had 5,430,279 outstanding shares of Common Stock.

Profit Planners Management, Inc.

TABLE OF CONTENTS

	PART I	Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of November 30, 2015 (Unaudited) and May 31, 2015 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended November 30, 2015 and 2014 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2015 and 2014 (Unaudited)	3
	Notes to the Condensed Consolidated Financials (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T.	Controls and Procedures	11

	PART II
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

SIGNATURES		13

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	November 30, 2015	May 31, 2015
Assets
Current assets:
Cash	$143,077	$57,906
Accounts receivable (net of allowance of $57,212 and $34,079, respectively)	134,569	99,497
Other current assets	6,195	6,991
Total current assets	283,841	164,394

Property and equipment:
Property and equipment	15,661	13,172
Less: accumulated depreciation	(12,556)	(10,998)
Net property and equipment	3,105	2,174

Total Assets	$286,946	$166,568

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$170,753	$161,290
Accounts payable and accrued expenses - related parties	51,392	74,712
Accrued expenses - employee compensation	25,000	25,000
Accrued expenses - officer's compensation	552,971	466,907
Deferred revenue	-	2,850
Total current liabilities	800,116	730,759

Accrued expenses - employee compensation, less current portion	88,513	101,000

Total Liabilities	888,629	831,759

Commitments and contingencies

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 5,430,279 issued and outstanding	5,430	5,430
Additional paid-in capital	301,766	301,766
Accumulated deficit	(908,879)	(972,387)
Net Stockholders' Deficit	(601,683)	(665,191)
Total Liabilities And Stockholders' Deficit	$286,946	$166,568

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Revenues - consulting and management services fees	$346,943	$167,092	$611,025	$303,060

Cost of revenues - personnel and overhead costs	154,702	119,078	273,775	225,706

Gross Profit	192,241	48,014	337,250	77,354

Selling, general and administrative expenses:
Corporate management	59,020	61,719	118,015	131,074
Consulting and professional expenses	7,389	36,410	35,408	51,502
Other operating expenses	55,368	49,465	120,319	79,269
Total selling, general and administrative expenses	121,777	147,594	273,742	261,845

Net income (loss) and comprehensive income (loss)	$70,464	$(99,580)	$63,508	$(184,491)

Net income (loss) per weighted-average shares common stock - basic and diluted:
Net loss	$0.01	$(0.02)	$0.01	$(0.03)

Weighted-average number of shares of common stock issued and outstanding - basic and diluted	5,430,279	5,411,390	5,430,279	5,408,284

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2015	November 30, 2014

Net cash provided by (used in) operating activities	$87,660	$(10,076)

Net cash used in investing activities	(2,489)	-

Net cash provided by financing activities	-	5,000

Net change in cash	85,171	(5,076)
Cash, beginning of period	57,906	39,982
Cash, end of period	$143,077	$34,906

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2015

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

The condensed consolidated financial information for the three months and six months ended November 30, 2015 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2015. The interim results for the six months ended November 30, 2015 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 3 – NEW LOSS PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2015 and November 30, 2014, respectively.

NOTE 4 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net income (loss) and comprehensive income (loss) of $63,508 and ($184,491) for the six months ended November 30, 2015 and November 30, 2014, respectively; and an accumulated deficit of $908,879 at November 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – RELATED PARTY

The Company had accrued officer’s salary expense payable to the CEO, who has a controlling ownership interest in the Company. The net compensation owed to the CEO totaled $552,971 and $466,907 as of November 30, 2015 and May 31, 2015, respectively.

The Company had accrued compensation expense payable to a former Director of the Company for providing legal counsel services for $1,000 per month. The compensation obligations owed to the Director totaled $28,000 and $22,000 as of November 30, 2015 and May 31, 2015, respectively.

NOTE 6 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three months and six months ended November 30, 2015. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

NOTE 7 – CONTINGENT EMPLOYEE BONUS

On January 1, 2013, the Company entered into a compensation agreement with an employee that provided for a bonus based upon certain performance requirements. Although since inception of the compensation agreement, management had evaluated the results of the employee’s performance and determined the employee did not meet the minimum performance requirements, as a result of an expected settlement, the Company expensed $130,000 during 2014.

The employee and management agreed to settle for a $130,000 bonus for past services. $16,487 has been paid out related to the bonus as of November 30, 2015. The outstanding balance as of November 30, 2015 is $113,513.

NOTE 8 – EQUITY

On April 24, 2015, the Company’s Board of Directors approved a One (1) for Ten (10) reverse stock split of the Company’s authorized and issued and outstanding par value $.001 per share common stock (the “Reverse Stock Split”). Under the terms of the Reverse Stock Split, (i) each Ten (10) shares of common stock held by the Company’s shareholders shall be reclassified and converted to One (1) common share, (ii) the number of shares of common stock authorized by the Company’s Articles of Incorporation shall be reduced from 500,000,000 shares to 50,000,000 shares. All periods presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

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

The following discussion and analysis should be read in conjunction with our accompanying condensed consolidated financial statements and the notes to those financial statements included in this filing. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this filing.

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

Insurance and Healthcare Insurance Services

Our Insurance and Healthcare Insurance division, Profit Planners Group, is a licensed insurance brokerage. We offer a wide array of insurance and insurance related products such as life insurance, annuities, health insurance, healthcare discount benefit cards and programs as well as self-funded health insurance accounts. Our Insurance and Healthcare Insurance division offers insurance services to our corporate clients as part of our consulting services. It also sells insurance products and services directly to individuals and companies that have not engaged us for other consulting services.

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

We use these web-sites as part of our marketing strategy.  In addition, we work to expand our communications through various channels of social and business media that include our web-sites, other sites such as LinkedIn, Facebook and Twitter, and through press releases and articles. We will continue to maintain all of our websites.

Our marketing costs for the six months ended November 30, 2015 related to our continuing business operations were $4,286. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of November 30, 2015, an allowance for doubtful accounts of $57,212 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 5,430,279 shares outstanding as of November 30, 2015 and November 30, 2014.

Going Concern

As reflected in the accompanying financial statements, the Company had a net income (loss) and comprehensive income (loss) of $63,508 and ($184,491) for the six months ended November 30, 2015 and November 30, 2014, respectively; and an accumulated deficit of $908,879 at November 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

Results of Operations

Three Months Ended November 30, 2015 and 2014

For the three months ended November 30, 2015 and 2014, we had revenue of $346,943 and $167,092, respectively. Cost of revenues for the three months ended November 30, 2015 and 2014 totaled $154,702 and $119,078, respectively. Selling, general and administrative expenses for the three months ended November 30, 2015 and 2014 totaled $121,777 and $147,594, respectively, resulting in a net income (loss) of $70,464 and ($99,580), respectively.

Consulting service income for the three months ended November 30, 2015 consisted of Advisory, Accounting and Tax Services of $346,943. For the comparable three months ended November 30, 2014, consulting service income consisted of CFO, Accounting and Tax Services of $167,092. The increase in service income are attributable to new clients and increased billings to our existing clients.

Cost of revenues for the three months ended November 30, 2015 was comprised of personnel and overhead costs of $154,702. The personnel and overhead costs were comprised of salaries and compensation expenses of $76,188, and other expenses of $78,514. Cost of revenues for the three months ended November 30, 2014 comprised of personnel and overhead costs of $119,078. The personnel and overhead costs were comprised of salaries and compensation expenses of $84,383, and other expenses of $34,695. The increase is attributable to our increase in revenues.

Selling, general and administrative expenses for the three months ended November 30, 2015 was $121,777 comprised of net compensation expense for corporate management of $59,020, consulting and professional expenses of $7,389, rent expense of $19,898, filing fee of $3,485, bad debts of $6,060, office and IT related expenses of $8,861, travel-related expenses of $6,709 and other expenses of $10,355.

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

For the three months ended November 30, 2015 as compared to same period ended November 30, 2014, there was an increase in selling, general and administrative expenses of $19,942. Corporate management, consulting, and professional expenses, as compared to the prior year, increased as management and consultants increased the time spent on business development and administration.

Six Months Ended November 30, 2015 and 2014

Continuing Operations

For the six months ended November 30, 2015 and 2014, we had revenue of $611,025 and $303,060, respectively. Cost of revenues for the six months ended November 30, 2015 and 2014 totaled $273,775 and $225,706, respectively. Selling, general and administrative expenses for six months ended November 30, 2015 and 2014 totaled $273,742 and $261,845, respectively, resulting in a net income (loss) of $63,508 and ($184,491), respectively.

Consulting service income for the six months ended November 30, 2015 consisted of Advisory, Accounting and Tax Services of $611,025. For the comparable six months ended November 30, 2014, consulting service income consisted of CFO, Accounting and Tax Services of $303,060. The increase in service income are attributable to new clients and increased billings to our existing clients.

Cost of revenues for the six months ended November 30, 2015 was comprised of personnel and overhead costs of $273,775. The personnel and overhead costs were comprised of salaries and compensation expenses of $154,214 and other overhead expenses of $119,561. Cost of revenues for the six months ended November 30, 2014 comprised of personnel and overhead expenses of $225,706. The personnel and overhead expenses were comprised of salaries and compensation expenses of $184,690 and other overhead expenses of $41,016. The increase in cost of revenues is directly related to our increased revenues.

Selling, general and administrative expenses for the six months ended November 30, 2015 was $273,742 comprised of net compensation expense for corporate management of $118,015, consulting and professional expenses of $35,408, rent expense of $39,812, office and IT related expenses of $29,237, travel-related expenses of $12,360, bad debt expenses of $24,383 and other expenses of $14,527.

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

For the six months ended November 30, 2015 as compared to same period ended November 30, 2014, there was an increase in selling, general and administrative expenses of $11,897. The increased in selling, general and administrative expenses resulted primarily because of our revenue growth.

Liquidity and Capital Resources

As of November 30, 2015, we had cash of $143,077 as compared to cash of $57,906 as of May 31, 2015. The increase in net cash of $85,171 was the result of net cash generated by our operating activities totaling $87,660 and used in investing activities totaling ($2,489) for the six months ended November 30, 2015.

For the six months ended November 30, 2015, net cash generated by our operating activities was attributable to a net income of $63,508, non-cash adjustments for depreciation of $1,558 and a net change in operating assets and liabilities of $22,594.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended November 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 11, 2016	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial, Chief Accounting Officer, Officer and Director

