Form 10-Q
period 2016-02-29
Profit Planners Management, Inc.
filed 2016-04-12
CIK 1468164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2016

or

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

___________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of April 10, 2016, the issuer had 5,430,279 outstanding shares of Common Stock

Profit Planners Management, Inc.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of February 29, 2016 (Unaudited) and May 31, 2015 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended February 29, 2016 and February 28, 2015 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2016 and February 28, 2015 (Unaudited)	3
	Notes to Condensed Consolidated Financials (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T	Controls and Procedures	12

	PART II
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURES		14

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	February 29, 2016	May 31, 2015
Assets
Current assets:
Cash	$265,672	$57,906
Accounts receivable (net of allowance of $57,173 and $34,079, respectively)	102,186	99,497
Other current assets	6,195	6,991
Total current assets	374,053	164,394

Property and equipment:
Property and equipment	17,850	13,172
Less: accumulated depreciation	(13,414)	(10,998)
Net property and equipment	4,436	2,174

Total Assets	$378,489	$166,568

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$258,461	$161,290
Accounts payable and accrued expenses - related parties	-	74,712
Accrued expenses - employee compensation	25,000	25,000
Accrued expenses - officer's compensation	577,426	466,907
Deferred revenue	16,450	2,850
Total current liabilities	877,337	730,759

Accrued expenses - employee compensation, less current portion	84,011	101,000

Total Liabilities	961,348	831,759

Commitments and contingencies

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 5,430,279 issued and outstanding	5,430	5,430
Additional paid-in capital	301,766	301,766
Accumulated deficit	(890,055)	(972,387)
Net Stockholders' Deficit	(582,859)	(665,191)
Total Liabilities And Stockholders' Deficit	$378,489	$166,568

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenues - consulting and management services fees	$393,892	$188,574	$1,004,917	$491,634

Cost of revenues - personnel and overhead costs	262,983	113,353	536,758	339,059

Gross Profit	130,909	75,221	468,159	152,575

Selling, general and administrative expenses:
Corporate management	60,169	58,996	178,184	190,071
Consulting and professional expenses	7,760	86,900	43,168	138,402
Other operating expenses	44,156	30,150	164,475	109,418
Total selling, general and administrative expenses	112,085	176,046	385,827	437,891

Net income (loss) and comprehensive income (loss)	$18,824	$(100,825)	$82,332	$(285,316)

Net income (loss) per weighted-average shares common stock - basic and diluted:
Net loss	$0.00	$(0.00)	$0.02	$(0.05)

Weighted-average number of shares of common stock issued and outstanding - basic and diluted	5,430,279	5,430,279	5,430,279	5,418,557

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 29, 2016	February 28, 2015

Net cash provided by (used in) operating activities	$212,443	$(22,670)

Net cash used in investing activities	(4,678)	-

Net cash provided by financing activities	-	5,000

Net change in cash	207,766	(17,670)
Cash, beginning of period	57,906	39,982
Cash, end of period	$265,672	$22,312

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

February 29, 2016

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

The condensed consolidated financial information for the three months and nine months ended February 29, 2016 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2015. The interim results for the nine months ended February 29, 2016 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination been made as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

In February 2016, FASB issued new guidance related to lease accounting. This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

NOTE 3 – NET LOSS PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 29, 2016 and February 28, 2015, respectively.

NOTE 4 - GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has a net income (loss) and comprehensive income (loss) of $82,332 and ($285,316) for the nine months ended February 29, 2016 and February 28, 2015, respectively; and an accumulated deficit of $890,055 at February 29, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – RELATED PARTY

The Company had accrued officer’s salary expense payable to the CEO, who has a controlling ownership interest in the Company. The net compensation owed to the CEO totaled $577,426 and $466,907 as of February 29, 2016 and May 31, 2015, respectively.

NOTE 6 – INCOME TAXES

The Company has not recorded any income tax expense or benefit for the three months and nine months ended February 29, 2016. Any taxable income generated will be offset by net operating losses (“NOL”) generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefit of the NOL carryforwards; accordingly, a valuation allowance has been established to offset the asset.

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

The employee and management agreed to settle for a $130,000 bonus for past services. As a result of the expected settlement, the Company expensed $130,000 during 2014 in conjunction with the bonus. $20,987 has been paid out related to the bonus as of February 29, 2016. The outstanding balance as of February 29, 2016 is $109,013.

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

Our CFO, Accounting and Tax Services division is currently our main revenue generator with more than 83% of our revenues coming from these services. In the future, we expect this percentage to go down as our other business divisions gain traction in the market place.

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

Our marketing costs for the nine months ended February 29, 2016 related to our continuing business operations were approximately $6,197. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that for the nine months ended February 29, 2016, an allowance for doubtful accounts of $57,173 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 5,430,279 shares outstanding as of February 29, 2016 and February 28, 2015.

Going Concern

As reflected in the accompanying audited financial statements, the Company has had a net income (loss) and comprehensive income (loss) from continuing operations of $82,332 and ($285,316) for the nine months ended February 29, 2016 and February 28, 2015, respectively; and an accumulated deficit of $890,055 at February 29, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

In February 2016, FASB issued new guidance related to lease accounting. This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

Results of Operations

Three Months Ended February 29, 2016 and February 28, 2015

For the three months ended February 29, 2016 and February 28, 2015, we had revenue of $393,892 and $188,574, respectively. Cost of revenues for the three months ended February 29, 2016 and February 28, 2015 totaled $262,983 and $113,353, respectively. Selling, general and administrative expenses for the three months ended February 29, 2016 and February 28, 2015 totaled $112,085 and $176,046, respectively, resulting in a net income (loss) of $18,824 and ($100,825), respectively.

Revenue for the three months ended February 29, 2016 consisted of Advisory, Accounting and Tax Services of $393,892. For the comparable three months ended February 28, 2015, consulting service income consisted of CFO, Accounting and Tax Services of $188,574. The increase in service income is attributable to new clients and increased billings to our existing clients.

Cost of revenues for the three months ended February 29, 2016 was comprised of personnel and overhead costs of $262,983. The personnel and overhead costs were comprised of salaries and compensation expenses of $81,190 and other expenses of $181,793. Cost of revenues for the three months ended February 28, 2015 comprised of personnel and overhead costs of $113,353. The personnel and overhead costs were comprised of salaries and compensation expenses of $82,399, and other expenses of $30,954. The increase is attributable to our increase in revenues.

Selling, general and administrative expenses for the three months ended February 29, 2016 was $112,085 comprised of net compensation expense for corporate management of $60,169, consulting and professional expenses of $7,760, rent expense of $19,983, filing fee of $2,865, office and IT related expenses of $4,680, travel-related expenses of $5,038 and other expenses of $11,590.

Selling, general and administrative expenses for the three months ended February 28, 2015 was $176,046 comprised of net compensation expense for corporate management of $58,996, consulting and professional expenses of $86,900, rent expense of $13,922, filing fee of $3,159, office and IT related expenses of $3,232, travel-related expenses of $4,263 and other expenses of $5,574.

For the three months ended February 29, 2016 as compared to same period ended February 28, 2015, there was a decrease in selling, general and administrative expenses of $63,961. Corporate management, consulting, and professional expenses, as compared to the prior year, decreased as management and consultants decreased the time spent on administration because of improved efficiency.

Nine Months Ended February 29, 2016 and February 28, 2015

Continuing Operations

For the nine months ended February 29, 2016 and February 28, 2015, we had revenue of $1,004,917 and $491,634, respectively. Cost of revenues for the nine months ended February 29, 2016 and February 28, 2015 totaled $536,758 and $339,059, respectively. Selling, general and administrative expenses for nine months ended February 29, 2016 and February 28, 2015 totaled $385,827 and $437,891, respectively, resulting in a net income (loss) of $82,332 and ($285,316), respectively.

Revenue for the nine months ended February 29, 2016 consisted of Advisory, Accounting and Tax Services of $1,004,916. For the comparable nine months ended February 28, 2015, consulting service income consisted of CFO, Accounting and Tax Services of $491,634. The increase in service income is attributable to new clients and increased billings to our existing clients.

Cost of revenues for the nine months ended February 29, 2016 was comprised of personnel and overhead costs of $536,758. The personnel and overhead costs were comprised of salaries and compensation expenses of $235,405 and other overhead expenses of $301,353. Cost of revenues for the nine months ended February 28, 2015 comprised of personnel and overhead expenses of $339,059. The personnel and overhead expenses were comprised of salaries and compensation expenses of $267,089 and other overhead expenses of $71,970. The increase in cost of revenues is directly related to our increased revenues.

Selling, general and administrative expenses for the six months ended February 29, 2016 was $385,827 comprised of net compensation expense for corporate management of $178,184, consulting and professional expenses of $43,168, rent expense of $59,795, office and IT related expenses of $26,120, travel-related expenses of $17,397, bad debt expenses of $24,383 and other expenses of $36,780.

Selling, general and administrative expenses for the six months ended February 28, 2015 was $437,891 comprised of net compensation expense for corporate management of $190,071, consulting and professional expenses of $138,402, rent expense of $35,496, filing fee of $8,960, bad debts of $5,198, office and IT related expenses of $9,745, travel-related expenses of $13,824, settlement fee of $18,000 and other expenses of $18,195.

For the nine months ended February 29, 2016 as compared to same period ended February 28, 2015, there was a decrease in selling, general and administrative expenses of $52,064. The decreased in selling, general and administrative expenses resulted primarily because management spent less time on administration by improved efficiency.

Liquidity and Capital Resources

As of February 29, 2016, we had cash of $265,672 as compared to cash of $57,906 as of May 31, 2015. The increase in net cash of $207,766 was the result of net cash generated by our operating activities totaling $212,444 and used in investing activities totaling ($4,678) for the nine months ended February 29, 2016.

For the nine months ended February 29, 2016, net cash generated by our operating activities was attributable to a net income of $82,331, non-cash adjustments for depreciation of $2,416 and a net change in operating assets and liabilities of $127,697.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended February 29, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 12, 2016	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial, Chief Accounting Officer, Officer and Director

