Form 10-K
period 2016-05-31
Profit Planners Management, Inc.
filed 2016-08-24
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed fiscal quarter, was $170,121.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $.001 par value per share	5,430,279 shares

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

PART I

Item 1. BUSINESS

Our Background

Profit Planners Management, Inc. was incorporated pursuant to the laws of the State of Nevada on January 29, 2009.

Our Business

Over the past twelve months our operations have been focused on the following major business areas:

●	CFO, Accounting and Tax Services;
●	Insurance Services;
●	Advisory Consulting Services;
●	Management Services

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

Insurance Services

Our Insurance division, PPMT Group, is a licensed insurance broker. We offer a wide array of insurance and insurance related products such as life insurance and annuities. Our Insurance division offers insurance services to our corporate clients as part of our consulting services. It also sells insurance products and services directly to individuals and companies that have not engaged us for other consulting services.

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

The typical acquisition structure is a purchase price of 1.0 to 1.5 times the targets trailing revenues, with the entire purchase price paid in the form of an “earn out” over three to ten years. These “earn outs” are tied to ongoing performance, so if revenues decline, the payments decline.

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

The Company believes that by acquiring firms with middle-market client bases, additional services can be developed in areas such as:

●	Capital Markets - wealth management, corporate and personal financial planning, exit planning, mergers
●	Business Advisory - will be expanded beyond accounting and domestic tax to include international tax planning and Compliance
●	Regulatory Advisory - Volcker Act, Basel III, and FATCA are all recently-enacted rules and regulations
●	Fund Institutional Services - due diligence and valuation services.

The Company intends to target a small to mid-sized firm with an established client relationship management (“CRM”) system as its first acquisition target. Upon completion, the Company’s clients would be profiled and entered into the CRM system, which would then be used to manage client relationships and interaction. The CPA is expected to always be the primary relationship with the client.

The CRM system would also serve to identify potential cross-selling opportunities, and this data is expected to be key to systematically increasing the revenue per client. In addition to using the CRM as a fundamental growth tool, the Company is expecting to develop a relationship manager role. The relationship manager will act as a cross-selling ombudsman, fostering communication and education across the core business units. The relationship manager or “RM”, is expected to interface only with the CPA to train the CPA to cross-sell other revenue opportunities.

Upon the completion and integration of its first acquisition, the Company intends to acquire additional accounting practices with a target of acquiring significant additional accounting “base” revenue and to utilize the base revenue acquired to develop a multidisciplinary professional services firm that offers higher margin products and services to the stable client base attributed to accounting firms. In doing so, the Company believes it can increase margins and average revenue per client.

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

We currently own and operate various websites, with the following being the more prominent ones:

●	www.profitplannersmgt.com
●	www.profitplannersinsurancegroup.com
●	www.ppmtgroup.com

We use these websites as part of our marketing strategy.  In addition, we work to expand our communications through various channels of social and business media that include our websites, other sites such as LinkedIn, Facebook and Twitter, and through press releases and articles. We will continue to maintain all of our websites.

Our marketing costs for the year ended May 31, 2016 related to our continuing business operations were approximately $8,400. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

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

Our Insurance division competes in an industry that is highly competitive both on the small scale and large scale. There are individual insurance agents that are affiliated with larger insurance firms that can offer a number of options to the customer. There are the larger firms that can cater to both small individual or corporate insurance needs.

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

Employees

As of July 31, 2016, we had 5 employees. Our staff is available to be contracted out to clients who need our CFO, accounting, and other related services. For potential clients with larger projects, we have access to independent professionals who are available to provide services to such clients of the company on a sub-contracting basis. Eventually, we intend to employ sufficient personnel that such sub-contracting relationships will not be necessary. We believe our future success depends in large part upon the continued service of our CEO, Wesley Ramjeet.

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

Risks Relating to the Company.

Risks Related to Our Business

We Have A Limited Operating History That You Can Use To Evaluate Us, And The Likelihood Of Our Success Must Be Considered In Light Of The Problems, Expenses, Difficulties, Complications And Delays Frequently Encountered By A Small Company. There Is No Assurance Our Future Operations Will Result In Profitable Revenues. If We Cannot Continued to Generate Sufficient Revenues To Operate Profitably, We Will need to secure financing.

Managing Growth and Expansion.

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

Mr. Ramjeet Has Effective Control of the Company's Affairs

As of July 31, 2016, Mr. Ramjeet beneficially owned 3,051,200 shares of common stock of the Company, representing approximately 56.19% of the issued and outstanding shares of common stock and approximately 56.19% of the voting power of the issued and outstanding shares of common stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. Ramjeet will be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the “OTCBB”, under the symbol “PPMT”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period for the prior two fiscal years, as reported by the National Quotation Bureau. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1). These prices have been adjusted to reflect a one for ten reverse stock split on May 15, 2015.

Quarter Ended:	High	Low
Interim period ended July 31, 2016	$0.07	$0.05
May 31, 2016	$0.10	$0.07
February 28, 2016	$0.07	$0.07
November 30, 2015	$0.20	$0.16
August 31, 2015	$0.37	$0.23

Quarter Ended:	High	Low
Interim period ended July 31, 2015	$0.16	$0.16
May 31, 2015	$0.20	$0.16
February 28, 2015	$0.50	$0.22
November 30, 2014	$0.20	$0.15
August 31, 2014	$0.36	$0.25

On July 31, 2016, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.07 per share.

Holders of Our Common Stock

As of July 31, 2016, we had sixteen (16) shareholders of record of our common stock.

As of July 31, 2016, we had 5,430,279 shares of common stock outstanding.

Stock Option Grants

As of July 31, 2016 we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of July 31, 2016, we had 5,430,279 shares of common stock issued and outstanding.

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

Preferred Stock

As of July 31, 2016, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

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

Operation

We are a Nevada Corporation founded in January 2009 with offices in New York and Florida.

Over the past twelve months our operations have been focused on the following major business areas:

●	CFO, Accounting and Tax Services;
●	Insurance Services;
●	Advisory Consulting Services;
●	Management Services

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

Our Insurance Services has not generated any revenues at the present time. The insurance market is very competitive. We have been discussing strategic options and personnel decisions to determine the best markets and products that will differentiate our business. In the coming year we will evaluate these options and determine our approach.

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

Accounts receivable

Accounts receivable represents open invoices from customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of May 31, 2016, an allowance for doubtful accounts of $60,705 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. During the fiscal year ended May 31, 2016, we had to write off delinquent receivables as a result of non-payment and have reflected bad debt expense of $27,915 for the year. The Company does not require collateral to support customer receivables.

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

RESULTS OF OPERATIONS

For the Year Ended May 31, 2016

Operations

For the year ended May 31, 2016, we had revenues of $1,294,015. Cost of revenue and selling, general and administrative expenses totaled $1,165,318. The net result was a net income of $128,697 for the year ended May 31, 2016.

Consulting service income for the year ended May 31, 2016 consisted of CFO, Accounting, Management Consulting and Tax Services. The change in service income is attributable to new clients and increased billing to our existing clients.

Cost of revenues for the year ended May 31, 2016 totaled $676,183 and was comprised of salaries and compensation expenses of $320,327 and other overhead expenses of $355,856. These costs are directly attributable to work performed on the client accounts by any employee in the organization and include costs for outside temporary consultants, office needs and other overhead expenses. Our gross margin improved significantly compared to 2015 because our pricing has improved and our staff has been more billable. Some reductions in internal staffing costs are offset by additional costs resulting from the use of outside consultants to meet the needs of the business.

Selling, general and administrative expenses for the year ended May 31, 2016 was $489,135 comprised of net compensation expense for corporate management of $238,534, consulting and professional expenses of $50,088, rent expense of $79,685, bad debt expense of $27,915, travel-related expenses of $26,169, computer related expenses of $7,557, office supplies and filing fees of $29,438, corporate communications of $8,630, and other expenses of $21,119. Compensation expenses include the apportioned salaries, benefits and any performance incentive compensation expenses. The Consulting and professional expenses are primarily costs for accountants, lawyers and administrative consultants.

For the Year Ended May 31, 2015

Operations

For the year ended May 31, 2015, we had revenues of $812,758. Cost of revenue and selling, general and administrative expenses totaled $1,103,812. The net result was a net loss of $291,054 for the year ended May 31, 2015.

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

Capital Resources and Liquidity

Liquidity and Capital Resources

As of May 31, 2016, we had cash of $270,178 as compared to cash of $57,906 as of May 31, 2015.  The increase in net cash of $212,272 was primarily the result of net cash provided by operating activities for the year ended May 31, 2016.

For the year ended May 31, 2016, net cash provided by operating activities was attributable to a net income of $128,697, non-cash adjustments for depreciation expense of $3,051 and a net increase from the change in operating assets and liabilities of $86,526. Cash flow used in investing activities consisted of $6,002 in purchases of equipment.

For the year ended May 31, 2015, net cash provided by operating activities was attributable to a net loss of $291,054, non-cash adjustments for depreciation expense of $4,159 and a net increase from the change in operating assets and liabilities of $299,819. Net cash provided by financing activities for the year ended May 31, 2015 resulted from $5,000 received from the sale of restricted shares of common stock purchased through private placement.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

There were no changes in or disagreements with accountants by the Company during the fiscal year ended May 31, 2016.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of May 31, 2016, such controls and procedures were effective and there is no material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of control deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of May 31, 2016:

Name	Age	Position
Wesley Ramjeet	50	Chief Executive Officer and Director

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Wesley Ramjeet - Chief Executive Officer and Director

Mr. Ramjeet, 50, has been our Chief Executive Officer and a member of our board of directors since the formation of the company in January 2009. Mr. Ramjeet has been the Managing Partner of Profit Planners, Inc., a private New York consulting company since 2003. Profit Planners, Inc. provides professional consulting services to publicly traded and privately held companies. Mr. Ramjeet is also the Chairman of Micro-Cap Review, Inc., a financial publisher that covers the micro-cap market place. Prior to founding Profit Planners, Inc., Mr. Ramjeet was the interim Chief Financial Officer of Youth Stream Media, Inc., a NASDAQ-traded public company. Mr. Ramjeet began his professional career in the Entrepreneurial Services Group at Ernst and Young, LLP. During his nine years at Ernst and Young, Mr. Ramjeet served both private and publicly-traded companies in various industries. Mr. Ramjeet received his Bachelor’s degree in Accounting from St. John's University and is a CPA.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the period ended May 31, 2016 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Wesley Ramjeet,	2012	87,666	0	0	0	0	0	0	87,666
CEO (1) (2) (4) (5)	2013	185,167	0	0	0	0	0	30,000	215,167
	2014	229,167	0	0	0	0	0	36,000	265,167
	2015	250,000	0	0	0	0	0	36,000	286,000
	2016	250,000	0	0	0	0	0	36,000	286,000

(1)	On November 21, 2011, we entered into a three year Employment Agreement with Mr. Wesley Ramjeet pursuant to which Mr. Ramjeet will receive a base salary of $150,000 in the first year, $200,000 in the second year and $250,000 in the third year. Mr. Ramjeet will also qualify to receive bonus payments each year based on the revenue and operations of the Company and expense reimbursement for automobile and office cost of $3,000 per month. Mr. Ramjeet serves as our Chief Executive Officer and is a member of our board of directors.

(2)	On January 24, 2011, under an agreement dated January 24, 2011 we issued Mr. Wesley Ramjeet 2,000,000 shares of the company’s common stock at $.03 per share for a total value of $60,000.

(3)	For the year ended May 31, 2014, Mr. Ramjeet was paid $96,000 and the remaining balance of $169,167 was accrued.

(4)	For the year ended May 31, 2015, Mr. Ramjeet was paid $75,832 and the remaining balance of $200,376 was accrued.

(5)	For the year ended May 31, 2016, Mr. Ramjeet was paid $160,696 and the remaining balance of $125,304 was accrued.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through July 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options outstanding or exercised during the year ended May 31, 2016 by the executive officers named in the Summary Compensation Table.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2016, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

Name	Number of Shares		Percent of Class
Wesley Ramjeet	3,051,200	(2)	56.19%
All directors and executive officers	3,051,200		56.19%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty (60) days.
(2)	Mr. Ramjeet personally owns 3,051,200 shares of our common stock.

The percentages in the above table are computed based upon a total of 5,430,279 shares of our common stock being outstanding on July 31, 2016.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 24, 2014, we entered into an agreement to provide CFO and accounting services to Tajuni Media, Inc., a private Delaware corporation. Under the terms of this agreement, we provide general CFO and accounting services for standard hourly fees. The term of this agreement is for one year and can be renewed.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Coulter & Justus, P.C., were as follows:

	Year ended	Year Ended
	2016	2015

Audit fees (1)	$39,420	$30,110

(1)	Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Coulter & Justus, P.C., in connection with statutory and regulatory filings or engagements.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended May 31, 2016 and May 31, 2015 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended May 31, 2016 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

Profit Planners Management, Inc.

FORM 10-K

YEAR ENDED MAY 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Profit Planners Management, Inc.

We have audited the accompanying consolidated balance sheets of Profit Planners Management, Inc. and subsidiaries (the Company) as of May 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for each of the years in the two-year period ended May 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Profit Planners Management, Inc. and subsidiaries as of May 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, P.C.

Coulter & Justus, P.C.

Knoxville, Tennessee
August 24, 2016

Profit Planners Management, Inc.

Consolidated Balance Sheets

	May 31, 2016	May 31, 2015
Assets
Current assets:
Cash	$270,178	$57,906
Accounts receivable (net of allowance of $60,705 and $34,079, respectively)	103,122	99,497
Other current assets	6,195	6,991
Total current assets	379,495	164,394

Property and equipment:
Property and equipment	19,174	13,172
Less: accumulated depreciation	(14,049)	(10,998)
Net property and equipment	5,125	2,174

Total Assets	$384,620	$166,568

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$224,391	$161,290
Accounts payable and accrued expenses - related parties	-	74,712
Accrued expenses - employee compensation	25,000	25,000
Accrued expenses - officer's compensation	592,210	466,907
Deferred revenue	-	2,850
Total current liabilities	841,601	730,759

Accrued expenses - employee compensation, less current portion	79,513	101,000

Total Liabilities	921,114	831,759

Commitments and contingencies

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 5,430,279 issued and outstanding	5,430	5,430
Additional paid-in capital	301,766	301,766
Accumulated deficit	(843,690)	(972,387)
Net Stockholders' Deficit	(536,494)	(665,191)
Total Liabilities And Stockholders' Deficit	$384,620	$166,568

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended
	May 31, 2016	May 31, 2015

Revenues - consulting and management services fees	$1,294,015	$812,758

Cost of revenues - personnel and overhead costs	676,183	549,844

Gross Profit	617,832	262,914

Selling, general and administrative expenses:
Corporate management	238,534	241,604
Consulting and professional expenses	50,088	142,356
Other operating expenses	200,513	170,008
Total selling, general and administrative expenses	489,135	553,968

Net income (loss) and comprehensive income (loss)	$128,697	$(291,054)

Net income (loss) per weighted-average shares common stock - basic and diluted	$0.02	$(0.05)

Weighted-average number of shares of common stock issued and outstanding - basic and diluted	5,430,279	5,430,279

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Stockholders' Deficit

	Common Shares		Additional
	Issued and	Common	Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit	Total
Balance June 1, 2014	5,405,279	$5,405	$296,791	$(681,333)	$(379,137)
Stock issued to private placement investor	25,000	25	4,975		5,000
Net loss for the year ended May 31, 2015				(291,054)	(291,054)
Balance May 31, 2015	5,430,279	$5,430	$301,766	$(972,387)	$(665,191)
Net loss for the year ended May 31, 2016				128,697	128,697
Balance May 31, 2016	5,430,279	$5,430	$301,766	$(843,690)	$(536,494)

See accompanying notes to the consolidated financial statements

Profit Planners Management, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	05/31/16	05/31/15

Cash Flows Provided by Operating Activities
Net Income (loss)	$128,697	$(291,054)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	3,051	4,159
Provision for bad debt	27,915	10,684
Changes in operating assets and liabilities:
Accounts receivable	(31,540)	(10,241)
Other current assets	796	32,599
Accounts payable and accrued expenses	63,101	114,933
Accounts payable and accrued expenses - related party	(74,712)	8,012
Accrued expenses - employee compensation	(21,487)	(4,000)
Accrued expenses payable - officer's compensation	125,303	164,982
Deferred revenue	(2,850)	(17,150)
Net Cash Provided by Operating Activities	218,274	12,924

Cash Flows Used In Investing Activities
Purchases of property and equipment	(6,002)	-

Cash Flows Provided by Financing Activities
Proceeds from the issuance of common stock		5,000

Net increase in cash	212,272	17,924
Cash, beginning of year	57,906	39,982
Cash, end of year	$270,178	$57,906

Noncash Transaction

During April 2015, The Company's CEO assumed a previously recorded $72,000 note receivable and offset the amount against the Company accrued compensation to him.

See accompanying notes to the consolidated financial statements

F-6

Profit Planners Management, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	May 31, 2016	May 31, 2015

Net cash provided by (used in) operating activities	$218,274	$12,924

Net cash used in investing activities	(6,002)

Net cash provided by financing activities	-	5,000

Net change in cash	212,272	17,924
Cash, beginning of period	57,906	39,982
Cash, end of period	$270,178	$57,906

See accompanying notes to condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Profit Planners Management, Inc. (the “Company”) was incorporated on January 29, 2009 under the laws of the State of Nevada.  The Company derives revenue from management, tax, financial and accounting advisory services mainly through consulting agreements in New York and Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Profit Management, Inc., PPMT Group, Inc., formally Enertel Plus, Inc. and PPMT Strategic Group, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Property and equipment

Property and equipment consists of computer equipment, which is stated at cost and depreciated using the straight-line method based on an estimated useful life of three years.  Depreciation expense from continuing operations totaled $3,051 and $4,159 for the years ended May 31, 2016, and May 31, 2015, respectively.

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

Accounts receivable

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to accounts receivable. Actual amounts could vary from the recorded estimates. The Company recorded an allowance for doubtful accounts of $60,705 and $34,079, as of May 31, 2016 and May 31, 2015, respectively.  The Company does not require collateral to support customer receivables.

Changes in estimates for the allowance for doubtful accounts are made in the period in which such circumstances become known.

Revenue recognition

The Company’s revenues are derived from management, financial and accounting advisory services.  The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s three largest customers accounted for 22%, 17% and 15% of revenue for the year ended May 31, 2016 and 28%, 12% and 11% of revenue for the year ended May 31, 2015.

Deferred Revenue

Deferred revenue represents revenues collected but not earned. This is primarily composed of revenue for service contracts where payments are made in advance of services being rendered.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income taxes

The amount provided for income taxes is based upon the amounts of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events recognized in the financial statements as measured by the provisions of enacted tax laws.

The Company evaluates any uncertain tax positions and a loss would be recognized based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The amount that would be recognized is subject to estimate and management’s assessment of relevant risks, facts and circumstances for each uncertain tax position. To the extent the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports any tax-related interest and penalties as a component of income tax expense.  The Company is subject to federal and state income taxes in which the Company operates. Tax years subject to examination by federal and state jurisdictions include 2012 and after.

Financial Instruments

The Company’s cash, accounts receivable, accounts payable and accrued expenses are considered financial instruments. The carrying amount of these assets and liabilities approximate their fair value due to their short term nature.

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2016 and 2015.

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination been made as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU 2015-17 : Balance Sheet Classification of Deferred Taxes : ASU 2015-2017, requires all deferred tax assets and liabilities, and related valuation allowance, to be classified as noncurrent on the Company’s consolidated balance sheet. ASU 2015-17 is effective for public business in fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company elected to early adopt the new standard for the current reporting period, which is permitted; however, as the Company’s net deferred tax assets are fully reserved with a valuation allowance, there was no impact on the Company’s consolidated balance sheet as of May 31, 2016 or 2015.

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). ASU 2016-02 supersedes FASB ASC Topic 840, Leases, and makes confirming amendments to GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on balance sheet via a right of use asset and lease liability, and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for public businesses in fiscal years beginning after December 15, 2018, including interim period within that reporting period. The Company is currently evaluating the effect this new standard will have on its consolidated financial statements.

The Company does not expect the adoption of any other recently issued accounting standards to have a material impact on its consolidated results of operations, financials position or cash flow.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company had accrued officer’s compensation expense payable to the CEO, who has a controlling ownership interest in the Company. The compensation obligations owed to the CEO totaled $592,210 and $466,907 as of May 31, 2016 and 2015, respectively. In April, 2015 the Company’s CEO assumed the $72,000 note plus accrued interest related to the sale of Organic Innovations. The compensation obligation to the CEO was reduced by $77,745.

NOTE 4 - INCOME TAXES

For tax purposes as of May 31, 2016, the Company has United States federal and state (New York and Florida) net operating loss (NOL) carryovers which are available to offset future taxable income These NOL carryovers expire follows:

	Federal		State
Fiscal Year Generated	Fiscal Year of Expiration	Amount	Fiscal Year of Expiration	Amount

2011		$-	2031	$62,389
2012		-	2032	50,280
2014	2034	225,808	2034	89,370
2015	2035	125,944	2035	127,018
		$351,752		$329,057

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of May 31:

	2016	2015
Deferred tax asset - net operating loss carryovers	$72,506	$117,589
Deferred tax asset – allowance for doubtful accounts	12,748	7,157
Deferred tax asset - accrued expenses	124,364	141,865
Valuation allowance	(209,618)	(266,611)
Net deferred tax asset	$-	$-

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the assets. The net change in valuation allowance was a decrease of $56,993 in 2016 and an increase of $59,524 in 2015.

The reconciliation of income tax benefit attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows:

	Year Ended May 31,
	2016	2015
Income tax at U.S. statutory rate of 15%	$19,305	$(43,658)
State income taxes, net of federal benefit	7,722	(15,866)
Change in estimate	29,966	-
(Decrease) Increase in valuation allowance	(56,993)	59,524
Income tax benefit	$-	$-

NOTE 5 - LEASES

In March 2015 the lease agreement for office space in Manhattan, NY was made on a month-to-month basis with a monthly rent of $6,000. The Company has an office in Miami, Florida under a short-term lease with monthly rent of $630. Rent expense for the Company totaled $79,685 and $55,417, for the years ended May 31, 2016 and 2015, respectively.

NOTE 6 – EQUITY

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

NOTE 7- CONTINGENT EMPLOYEE BONUS

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

The employee and management settled with the employee for a $130,000 bonus for past services. $25,487 has been paid out related to the bonus as of May 31, 2016.

(b)  Exhibits

Ex. No.	Document Description
3.1#	Articles of Incorporation of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.1 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
3.2#	Bylaws of Profit Planners Management, Inc. Incorporated by reference to Exhibit 3.2 to Amendment #1 to the registrant’s Registration Statement on Form S-1 filed on September 8, 2009.
10.1#@	Employment Agreement between Profit Planners Management, Inc. and Mr. Wesley Ramjeet dated November 21, 2011. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 22, 2012.
10.2#	Asset Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on May 12, 2014
10.3#	Promissory Note. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on May 12, 2014
14.1 #	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the registrant on August 29, 2011.
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1#	Press Release. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on May 12, 2014
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 24, 2016 by the undersigned, thereunto authorized.

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

SIGNATURE	DATE	TITLE

/s/ Wesley Ramjeet	August 24, 2016	Chief Executive Officer and Director
Wesley Ramjeet

22