Form 10-Q
period 2016-08-31
Profit Planners Management, Inc.
filed 2016-10-11
CIK 1468164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of October 10, 2016 the issuer had 5,430,279 outstanding shares of Common Stock

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2016	May 31, 2016
Assets
Current assets:
Cash	$290,636	$270,178
Accounts receivable (net of allowance of $60,705 and $60,705, respectively)	115,557	103,122
Other current assets	10,973	6,195
Total current assets	417,166	379,495

Property and equipment:
Property and equipment	20,915	19,174
Less: accumulated depreciation	(14,740)	(14,049)
Net property and equipment	6,175	5,125

Total Assets	$423,341	$384,620

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$238,135	$224,391
Accrued expenses - employee compensation	25,000	25,000
Accrued expenses - officer's compensation	610,162	592,210
Deferred revenue	5,275	-
Total current liabilities	878,572	841,601

Accrued expenses - employee compensation, less current portion	77,013	79,513

Total Liabilities	955,585	921,114

Commitments and contingencies

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 5,430,279 issued and outstanding	5,430	5,430
Additional paid-in capital	301,766	301,766
Accumulated deficit	(839,440)	(843,690)
Net Stockholders' Deficit	(532,244)	(536,494)
Total Liabilities And Stockholders' Deficit	$423,341	$384,620

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended
	August 31, 2016	August 31, 2015

Revenues - consulting and management services fees	$297,499	$264,082

Cost of revenues - personnel and overhead costs	149,571	119,073

Gross Profit	147,928	145,009

Selling, general and administrative expenses:
Corporate management	59,132	58,995
Consulting and professional expenses	36,180	28,019
Other operating expenses	48,819	64,951
Total selling, general and administrative expenses	144,131	151,965

Net income (loss) and comprehensive income (loss) from operations	3,797	(6,956)

Interest income	453	-

Net income (loss) and comprehensive income (loss)	$4,250	$(6,956)

Net income (loss) per weighted average shares common stock - basic and diluted	$0.00	$(0.00)

Weighted average number of shares of common stock issued and outstanding - basic and diluted	5,430,279	5,430,279

See accompanying notes to the condensed consolidated financial statements

2

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	August 31, 2016	August 31, 2015

Net cash provided by operating activities	$22,199	$51,862

Net cash used in investing activities	(1,741)

Net cash provided by financing activities	-	-

Net change in cash	20,458	51,862
Cash, beginning of period	270,178	57,906
Cash, end of period	$290,636	$109,768

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to the Consolidated Financial Statements

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

The condensed consolidated financial information for the three months ended August 31, 2016 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2016. The interim results for the three months ended August 31, 2016 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (as amended in August 2015 by ASU 2015-14, Deferral of the Effective Date). Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). ASU 2016-02 supersedes FASB ASC Topic 840, Leases, and makes confirming amendments to GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on the balance sheet via a right of use asset and lease liability, and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for public business in fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the effect this new standard will have on tis consolidated financial statements.

The Company does not expect the adoption of any other recently issued accounting standards to have a material impact on its consolidated results of operations, financial position or cash flows.

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2016 and August 31, 2015, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued officer’s compensation expense payable to the CEO, who has a controlling ownership interest in the Company. The compensation obligations owed to the CEO totaled $610,162 and $592,210 as of August 31, 2016 and May 31, 2016, respectively.

NOTE 5 - INCOME TAXES

For tax purposes as of August 31, 2016, the Company has United States federal and state (New York and Florida) net operating loss (NOL) carryovers which are available to offset future taxable income. The Company has not recorded any income tax expense or benefit for the three months ended August 31, 2016. Any taxable income will be offset by NOL carryovers generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefits of the NOL carryovers; accordingly, a valuation allowance has been established to offset the asset.

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

Insurance Services

Our Insurance division, PPMT Group, is a licensed insurance brokerage. We offer a wide array of insurance and insurance related products such as life insurance, annuities. Our Insurance offers insurance services to our corporate clients as part of our consulting services. It also sells insurance products and services directly to individuals and companies that have not engaged us for other consulting services.

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

Although our target market has been on companies that have sales of less than $100 million and are based in North America, we plan to expand to larger companies as our consulting staff grows. We also focus our efforts on Private Equity and Investment Banking firms, who generally require the skill base we possess for some of their investments. Our industry focus is professional services and products related to our businesses. Although we focus on these industries, we will look at opportunities in other industries if it makes economic sense.

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

Our marketing costs for the three months ended August 31, 2016 related to our continuing business operations were approximately $2,804. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of August 31, 2016, an allowance for doubtful accounts of $60,705 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

Net income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 5,430,279 shares outstanding as of August 31, 2016 and August 31, 2015.

Results of Operations

Three Months Ended August 31, 2016 and 2015

Continuing Operations

For the three months ended August 31, 2016 and 2015, we had revenue of $297,499 and $264,082, respectively. Additionally, we had interest income of $453 for the three months ended August 31, 2016 and none during the three months ended August 31, 2015. Cost of revenues for the three months ended August 31, 2016 and 2015 totaled $149,571and $119,073, respectively. Selling, general and administrative expenses for the three months ended August 31, 2016 and 2015 totaled $144,131 and $151,965, respectively, resulting in a net income (loss) of $4,250 and ($6,956), respectively.

Consulting services income for the three months ended August 31, 2016, consisted of CFO, Accounting and Tax Services of $297,499. For the comparable three months ended August 31, 2015, consulting service income consisted of CFO, Accounting and Tax Services of $264,082. The changes in services income are attributable to growth in our client base and increased billing on our current clients.

Cost of revenues for the three months ended August 31, 2016, were comprised of personnel and overhead costs of $149,571. The personnel and overhead costs were comprised of salaries and compensation expenses of $86,694 and other overhead expenses of $62,877. Cost of revenues for the three months ended August 31, 2015 were comprised of personnel and overhead expenses of $119,073. The personnel and overhead costs were comprised of salaries and compensation expenses of $78,026 and other overhead expenses of $41,047.

Selling, general and administrative expenses for the three months ended August 31, 2016, was $144,131 comprised of net compensation expense for corporate management of $59,132, consulting and professional expenses of $36,180, rent expense of $19,890, office and IT related expenses of $4,491, travel-related expenses of $10,225 and other expenses of $14,213.

Selling, general and administrative expenses for the three months ended August 31, 2015, was $151,965 comprised of net compensation expense for corporate management of $58,995, consulting and professional expenses of $28,019, rent expense of $19,913, office and IT related expenses of $3,863, travel-related expenses of $5,653 and other expenses of $35,522.

For the three months ended August 31, 2016, as compared to same period ended August 31, 2015, there was a decrease in selling, general and administrative expenses of $7,834. Our consulting and professional fees increased primarily because our audit fees increased. Our other operating expenses decreased primarily because bad debts decreased.

Liquidity and Capital Resources

As of August 31, 2016, we had cash of $290,636 as compared to cash of $270,178 as of May 31, 2016. The increase in net cash of $20,458 was the result of net cash provided by operating activities for the three months ended August 31, 2016 and was attributable to a net income of $4,250, non-cash adjustments for depreciation of $691 and a net change in operating assets and liabilities of $17,258. In addition, the Company purchased $1,741 in equipment.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended August 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We were not a party to any material legal proceedings during the period covered by this Quarterly Report.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 contains a description of the risk factors relating to our operations and to an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 11, 2016	Profit Planners Management, Inc.
	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

