Form 10-Q
period 2016-11-30
Profit Planners Management, Inc.
filed 2017-01-04
CIK 1468164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of January 4, 2017 the issuer had 5,430,279 outstanding shares of Common Stock.

Profit Planners Management, Inc.

PART I.

ITEM 1. FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	November 30, 2016	May 31, 2016
Assets
Current assets:
Cash	$276,703	$270,178
Accounts receivable (net of allowance of $61,015 and $60,705, respectively)	142,902	103,122
Other current assets	9,475	6,195
Total current assets	429,080	379,495

Property and equipment:
Property and equipment	20,916	19,174
Less: accumulated depreciation	(15,385)	(14,049)
Net property and equipment	5,531	5,125

Total Assets	$434,611	$384,620

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$206,247	$224,391
Accrued expenses - employee compensation	25,000	25,000
Accrued expenses - officer's compensation	621,347	592,210
Total current liabilities	852,594	841,601

Long Term - Accrued expenses - employee compensation, less current portion	75,013	79,513

Total Liabilities	927,607	921,114

Commitments and contingencies

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 5,430,279 issued and outstanding	5,430	5,430
Additional paid-in capital	301,766	301,766
Accumulated deficit	(800,192)	(843,690)
Net Stockholders' Deficit	(492,996)	(536,494)
Total Liabilities And Stockholders' Deficit	$434,611	$384,620

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Revenues - consulting and management services fees	$280,278	$346,943	$577,777	$611,025

Cost of revenues - personnel and overhead costs	127,861	154,702	277,432	273,775

Gross Profit	152,417	192,241	300,345	337,250

Selling, general and administrative expenses:
Corporate management	60,430	59,020	119,562	118,015
Consulting and professional expenses	7,200	7,389	43,380	35,408
Other operating expenses	45,991	55,368	94,810	120,319
Total selling, general and administrative expenses	113,621	121,777	257,752	273,742

Operating income	38,796	70,464	42,593	63,508

Interest income	452	-	905	-

Net income and Comprehensive income	$39,248	$70,464	$43,498	$63,508

Net income per weighted average shares common stock - basic and diluted	$0.01	$0.01	$0.01	$0.01

Weighted average number of shares of common stock issued and outstanding - basic and diluted	5,430,279	5,430,279	5,430,279	5,430,279

See accompanying notes to the condensed consolidated financial statements

2

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	November 30, 2016	November 30, 2015

Net cash provided by operating activities	$8,267	$87,660

Net cash used in investing activities	(1,742)	(2,489)

Net cash provided by financing activities	-	-

Net change in cash	6,525	85,171
Cash, beginning of period	270,178	57,906
Cash, end of period	$276,703	$143,077

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial information of Profit Planners Management, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The condensed consolidated financial information for the three and six months ended November 30, 2016, include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2016, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2016. The interim results for the six months ended November 30, 2016, are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers. The standard and its subsequent amendment, outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). The Company has not yet determined the effect this new standards will have on its current policies for revenue recognition.

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). ASU 2016-02 supersedes FASB ASC Topic 840, Leases, and makes confirming amendments to GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on the balance sheet via a right of use asset and lease liability, and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for public business in fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the effect this new standard will have on it’s consolidated financial statements. The Company does not expect the adoption of any other recently issued accounting standards to have a material impact on its consolidated results of operations, financial position or cash flows.

NOTE 3 - NET INCOME PER COMMON SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2016, and November 30, 2015, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued officer’s compensation expense payable to the CEO, who has a controlling ownership interest in the Company. The compensation obligations owed to the CEO totaled $621,347 and $592,210 as of November 30, 2016 and May 31, 2016, respectively.

NOTE 5 - INCOME TAXES

For tax purposes as of November 30, 2016, the Company has United States federal and state (New York and Florida) net operating loss (NOL) carryovers which are available to offset future taxable income. The Company has not recorded any income tax expense or benefit for the six months ended November 30, 2016. Any taxable income will be offset by NOL carryovers generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefits of the NOL carryovers; accordingly, a valuation allowance has been established to offset the asset.

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

Operations

We are a Nevada Corporation founded in January 2009, with offices in New York and Florida.

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

Although our target market has consisted of companies that have sales of less than $100 million and are based in North America, we plan to expand to larger companies as our consulting staff grows. We also focus our efforts on Private Equity and Investment Banking firms, who generally require the skill base we possess for some of their investments. Our industry focus is professional services and products related to our businesses. Although we focus on these industries, we will look at opportunities in other industries if it makes economic sense.

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

Our marketing costs for the six months ended November 30, 2016, related to our continuing business operations were approximately $4,509. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of November 30, 2016, an allowance for doubtful accounts of $61,015 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

Net income per common share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 5,430,279 shares outstanding as of November 30, 2016, and November 30, 2015.

Results of Operations

Three Months Ended November 30, 2016 and 2015

Continuing Operations

For the three months ended November 30, 2016 and 2015, we had revenue of $280,278 and $346,943, respectively, and interest income of $452 for the three months ended November 30, 2016. Cost of revenues for the three months ended November 30, 2016 and 2015 totaled $127,861 and $154,702, respectively. Selling, general and administrative expenses for three months ended November 30, 2016 and 2015 totaled $113,621 and $121,777, respectively, resulting in a net income of $39,248 and $70,464, respectively.

Revenue for the three months ended November 30, 2016, consisted of CFO, Accounting and Tax Services of $280,278. For the comparable three months ended November 30, 2015, consulting service income consisted of CFO, Accounting and Tax Services of $346,943. The decrease in revenue relates to timing of projects completion in 2016 and more projects being completed during the same time period in 2015.

Cost of revenues for the three months ended November 30, 2016 was comprised of personnel and overhead costs of $127,861. The personnel and overhead costs were comprised of salaries and compensation expenses of $88,135 and other overhead expenses of $39,726. Cost of revenues for the three months ended November 30, 2015, comprised of personnel and overhead expenses of $154,702. The personnel and overhead expenses were comprised of salaries and compensation expenses of $76,188 and other overhead expenses of $78,514. The decrease is directly related to the decrease in revenue.

Selling, general and administrative expenses for the three months ended November 30, 2016 was $113,621 comprised of net compensation expense for corporate management of $60,430, consulting and professional expenses of $7,200, rent expense of $21,645, office and IT related expenses of $1,442, travel-related expenses of $9,116, bad debt expenses of $310 and other expenses of $13,478.

Selling, general and administrative expenses for the three months ended November 30, 2015 was $121,777 comprised of net compensation expense for corporate management of $59,020, consulting and professional expenses of $7,389, rent expense of $19,898, office and IT related expenses of $8,861, travel-related expenses of $6,709, bad debt expenses of $6,060 and other expenses of $13,840.

For the three months ended November 30, 2016, as compared to same period ended November 30, 2015, there was a decrease in selling, general and administrative expenses of $8,156. The decreased in selling, general and administrative expenses resulted primarily because of a decrease in bad debts expense.

Six Months Ended November 30, 2016 and 2015

Continuing Operations

For the six months ended November 30, 2016 and 2015, we had revenue of $577,777 and $611,025, respectively, and interest income of $905 is for six months ended November 30, 2016. Cost of revenues for the six months ended November 30, 2016 and 2015 totaled $277,432 and $273,775, respectively. Selling, general and administrative expenses for six months ended November 30, 2016 and 2015 totaled $257,752 and $273,742, respectively, resulting in a net income of $43,498 and $63,508, respectively.

Consulting service income for the six months ended November 30, 2016 consisted of CFO, Accounting and Tax Services of $577,777. For the comparable six months ended November 30, 2015, consulting service income consisted of CFO, Accounting and Tax Services of $611,025. The decrease in revenue relates to timing of projects completion in 2016.

Cost of revenues for the six months ended November 30, 2016 was comprised of personnel and overhead costs of $277,432. The personnel and overhead costs were comprised of salaries and compensation expenses of $174,829 and other overhead expenses of $102,603. Cost of revenues for the six months ended November 30, 2015 comprised of personnel and overhead expenses of $273,775. The personnel and overhead expenses were comprised of salaries and compensation expenses of $154,214 and other overhead expenses of $119,561.

Selling, general and administrative expenses for the six months ended November 30, 2016 was $257,752 comprised of net compensation expense for corporate management of $119,562, consulting and professional expenses of $43,380, rent expense of $41,535, office and IT related expenses of $2,998, travel-related expenses of $19,941, bad debt expenses of $310 and other expenses of $30,026.

Selling, general and administrative expenses for the six months ended November 30, 2015 was $273,742 comprised of net compensation expense for corporate management of $118,015, consulting and professional expenses of $35,408, rent expense of $39,812, office and IT related expenses of $29,237, travel-related expenses of $12,360, bad debt expenses of $24,383 and other expenses of $14,527.

For the six months ended November 30, 2016 as compared to same period ended November 30, 2015, there was a decrease in selling, general and administrative expenses of $15,990. The decrease in selling, general and administrative expenses resulted primarily because of a decrease in bad debts expense.

Liquidity and Capital Resources

As of November 30, 2016, we had cash of $276,703 as compared to cash of $270,178 as of May 31, 2016. The increase in net cash of $6,525 was the result of net cash generated by our operating activities totaling $8,267 and $1,742 used in investing activities totaling for the six months ended November 30, 2016.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended November 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We were not a party to any material legal proceedings during the period covered by this Quarterly Report.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10K for the fiscal year ended May 31, 2016 contains a description of the risk factors relating to our operations and to an investment in our common stock.

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

Date: January 4, 2017	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial, Chief Accounting Officer, Officer and Director

