Form 10-Q
period 2017-02-28
Profit Planners Management, Inc.
filed 2017-04-10
CIK 1468164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017

or

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

(646) 289-5358 Ext. 700

(Registrant’s telephone number, including area code)

______________________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: As of April 10, 2017, the issuer had 5,430,279 outstanding shares of Common Stock

Profit Planners Management, Inc.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of February 28, 2017 (Unaudited) and May 31, 2016 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended February 28, 2017 and February 29, 2016 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2017 and February 29, 2016 (Unaudited)	3
	Notes to Condensed Consolidated Financials (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T.	Controls and Procedures	11

	PART II
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

SIGNATURES		13

PART I.

ITEM 1.	FINANCIAL INFORMATION

Profit Planners Management, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2017	May 31, 2016
Assets
Current assets:
Cash	$386,011	$270,178
Accounts receivable (net of allowance of $61,015 and $60,705, respectively)	171,868	103,122
Other current assets	8,069	6,195
Total current assets	565,948	379,495

Property and equipment:
Property and equipment	24,297	19,174
Less: accumulated depreciation	(16,229)	(14,049)
Net property and equipment	8,068	5,125

Total Assets	$574,016	$384,620

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$269,898	$224,391
Accrued expenses - employee compensation	25,000	25,000
Accrued expenses - officer's compensation	632,516	592,210
Total current liabilities	927,414	841,601

Long Term - Accrued expenses - employee compensation, less current portion	72,013	79,513

Total Liabilities	999,427	921,114

Commitments and contingencies

Stockholders' Deficit
Preferred stock - $.001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 5,430,279 issued and outstanding	5,430	5,430
Additional paid-in capital	301,766	301,766
Accumulated deficit	(732,607)	(843,690)
Net Stockholders' Deficit	(425,411)	(536,494)
Total Liabilities And Stockholders' Deficit	$574,016	$384,620

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenues - consulting and management services fees	$476,500	$393,892	$1,054,277	$1,004,917

Cost of revenues - personnel and overhead costs	285,581	262,983	563,013	536,758

Gross Profit	190,919	130,909	491,264	468,159

Selling, general and administrative expenses:
Corporate management	60,613	60,169	180,175	178,184
Consulting and professional expenses	3,360	7,760	46,740	43,168
Other operating expenses	59,745	44,156	154,555	164,475
Total selling, general and administrative expenses	123,718	112,085	381,470	385,827

Operating income	67,201	18,824	109,794	82,332

Interest income	384	-	1,289	-

Net income and Comprehensive income	$67,585	$18,824	$111,083	$82,332

Net income per weighted average shares common stock - basic and diluted	$0.01	$-	$0.02	$0.02

Weighted average number of shares of common stock issued and outstanding - basic and diluted	5,430,279	5,430,279	5,430,279	5,430,279

See accompanying notes to the condensed consolidated financial statements

Profit Planners Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28, 2017	February 29, 2016

Net cash provided by operating activities	$120,958	$212,444

Net cash used in investing activities	(5,123)	(4,678)

Net cash provided by financing activities	-	-

Net change in cash	115,835	207,766
Cash, beginning of period	270,178	57,906
Cash, end of period	$386,013	$265,672

See accompanying notes to the condensed consolidated financial statements

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

The condensed consolidated financial information for the nine months ended February 28, 2017 include the accounts of the Company and its wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at May 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial information should be read in conjunction with the Company’s Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended May 31, 2016. The interim results for the nine months ended February 28, 2017 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers. The standard, and its subsequent amendment, outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). The Company has not yet determined the effect this new standard will have on its current policies for revenue recognition.

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

NOTE 3 – NET INCOME PER COMMON SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 28, 2017 and February 29, 2016, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued officer’s compensation expense payable to the CEO, who has a controlling ownership interest in the Company. The compensation obligations owed to the CEO totaled $632,516 and $592,210 as of February 28, 2017 and May 31, 2016, respectively.

NOTE 5 - INCOME TAXES

For tax purposes as of February 28, 2017, the Company has United States federal and state (New York and Florida) net operating loss (NOL) carryovers which are available to offset future taxable income. The Company has not recorded any income tax expense or benefit for the nine months ended February 28, 2017. Any taxable income will be offset by NOL carryovers generated in previous years. At the present time, management cannot determine if the Company will be able to generate sufficient taxable income to realize the benefits of the NOL carryovers; accordingly, a valuation allowance has been established to offset the asset.

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

Our CFO, Accounting and Tax Services division is currently our main revenue generator with more than 81% of our revenues coming from these services. In the future, we expect this percentage to go down as our other business divisions gain traction in the market place.

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

Our marketing costs for the nine months ended February 28, 2017, related to our continuing business operations were approximately $1,200. Ongoing marketing expenses consisted of e-mails, promotions and use of social media to communicate to potential customers.

We believe that these strategies will provide the best results given our limited marketing budget.

Critical Accounting Policies

Accounts receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of February 28, 2017, an allowance for doubtful accounts of $61,015 was required as a result of the Company believing certain receivables for consulting services will no longer be collected either fully or partially. The Company does not require collateral to support customer receivables.

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

Net income per common share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 5,430,279 shares outstanding as of February 28, 2017 and February 29, 2016.

Results of Operations

Three Months Ended February 28, 2017 and February 29, 2016

For the three months ended February 28, 2017 and February 29, 2016, we had revenue of $476,500 and $393,892, respectively and interest income of $384 for the three months ended February 28, 2017. Cost of revenues for the three months ended February 28, 2017 and February 29, 2016 totaled $285,581 and $262,983, respectively. Selling, general and administrative expenses for the three months ended February 28, 2017 and February 29, 2016 totaled $123,718 and $112,085 respectively, resulting in a net income of $67,585 and $18,824, respectively.

Revenue for the three months ended February 28, 2017 consisted of CFO, Accounting and Tax Services of $476,500 and Consulting service of $200,000. For the comparable three months ended February 29, 2016, consulting service income consisted of CFO, Accounting and Tax Services of $393,892. The increase in service income is attributable to new clients and increased billings to our existing clients.

Cost of revenues for the three months ended February 28, 2017 was comprised of personnel and overhead costs of $285,581. The personnel and overhead costs were comprised of salaries and compensation expenses of $87,237 and other expenses of $198,344. Cost of revenues for the three months ended February 29, 2016 was comprised of personnel and overhead costs of $262,983. The personnel and overhead costs were comprised of salaries and compensation expenses of $81,190 and other expenses of $181,793.

Selling, general and administrative expenses for the three months ended February 28, 2017 was $123,718 comprised of net compensation expense for corporate management of $60,613, consulting and professional expenses of $3,360, rent expense of $20,795, filing fee of $1,526, office and IT related expenses of $8,170, travel-related expenses of $11,693 and other expenses of $17,561.

Selling, general and administrative expenses for the three months ended February 29, 2016 was $112,085 comprised of net compensation expense for corporate management of $60,169, consulting and professional expenses of $7,760, rent expense of $19,983, filing fee of $2,865, office and IT related expenses of $4,680, travel-related expenses of $5,038 and other expenses of $11,590.

For the three months ended February 28, 2017 as compared to same period ended February 29, 2016, there was an increase in selling, general and administrative expenses of $11,633. This was due primarily to bad debts expenses of $14,950.

Nine Months Ended February 28, 2017 and February 29, 2016

For the nine months ended February 28, 2017 and February 29, 2016, we had revenue of $1,054,277 and $1,004,917, respectively and interest income of $1,289 for the nine months ending February 28, 2017. Cost of revenues for the nine months ended February 28, 2017 and February 29, 2016 totaled $563,013 and $536,758, respectively. Selling, general and administrative expenses for nine months ended February 28, 2017 and February 29, 2016 totaled $381,470 and $385,827, respectively, resulting in a net income of $111,083 and $82,332, respectively.

Revenue for the nine months ended February 28, 2017 consisted of CFO, Accounting and Tax Services of $854,277, and Consulting service of $200,000. For the comparable nine months ended February 29, 2016, consulting service income consisted of CFO, Accounting and Tax Services of $1,004,917. The increase in service income is attributable to new clients and increased billings to our existing clients.

Cost of revenues for the nine months ended February 28, 2017 was comprised of personnel and overhead costs of $563,013. The personnel and overhead costs were comprised of salaries and compensation expenses of $262,066 and other overhead expenses of $300,947. Cost of revenues for the nine months ended February 29, 2016 was comprised of personnel and overhead costs of $536,758. The personnel and overhead costs were comprised of salaries and compensation expenses of $235,405 and other overhead expenses of $301,353.

Selling, general and administrative expenses for the nine months ended February 28, 2017 was $381,470 comprised of net compensation expense for corporate management of $180,175, consulting and professional expenses of $46,740, rent expense of $62,030, office and IT related expenses of $15,698, travel-related expenses of $31,034, bad debt expenses of $15,260 and other expenses of $30,533.

Selling, general and administrative expenses for the nine months ended February 29, 2016 was $385,827 comprised of net compensation expense for corporate management of $178,184, consulting and professional expenses of $43,168, rent expense of $59,795, office and IT related expenses of $26,120, travel-related expenses of $17,397, bad debt expenses of $24,383 and other expenses of $36,780.

For the nine months ended February 28, 2017 as compared to same period ended February 29, 2016, there was a decrease in selling, general and administrative expenses of $4,357. The decrease in selling, general and administrative expenses resulted primarily from management spending less time on administration through improved efficiencies.

Liquidity and Capital Resources

As of February 28, 2017, we had cash of $386,011 as compared to cash of $270,178 as of May 31, 2016. The increase in net cash of $115,833 was the result of net cash generated by our operating activities totaling $120,956, less $5,123 used in investing activities for the nine months ended February 28, 2017.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended February 28, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 10, 2017	Profit Planners Management, Inc.

	By:	/s/ Wesley Ramjeet
Wesley Ramjeet Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

